Form 10-Q
period 2022-03-31
ProFrac Holding Corp.
filed 2022-06-24
CIK 1881487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File Number: 001-41388

ProFrac Holding Corp.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-2424964
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
333 Shops Boulevard, Suite 301 Willow Park, Texas	76087
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (254) 776-3722

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	PFHC	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

At June 17, 2022, the registrant had 41,237,003 shares of Class A common stock, $0.01 par value per share, and 101,133,201 shares of Class B common stock, $0.01 par value per share, outstanding.

i

Cautionary statement regarding forward-looking statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) about us and our industry that involve substantial risks and uncertainties. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words “may,” “could,” “plan,” “project,” “budget,” “predict,” “pursue,” “target,” “seek,” “objective,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” or similar expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Our forward-looking statements include statements about our business strategy, our industry, our future profitability, our expected capital expenditures and the impact of such expenditures on our performance, the costs of being a publicly traded corporation and our capital programs.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•

uncertainty regarding the timing, pace and extent of an economic recovery in the United States and elsewhere, which in turn will likely affect demand for crude oil and natural gas and therefore the demand for our services;

•	the level of production of crude oil, natural gas and other hydrocarbons and the resultant market prices of crude oil, natural gas, natural gas liquids and other hydrocarbons;
•

the severity and duration of world health events, including the outbreak of the novel coronavirus (“COVID-19”) pandemic, related economic repercussions and the resulting severe disruption in the oil and gas industry and negative impact on demand for oil and gas, which has and may continue to negatively impact our business;

•	a further decline or future decline in domestic spending by the onshore oil and natural gas industry;
•

actions by members of the Organization of Petroleum Exporting Counties, Russia and other oil-producing countries (“OPEC+”) with respect to oil production levels and announcements of potential changes in such levels;

•

the political environment in oil and natural gas producing regions, including uncertainty or instability resulting from civil disorder, terrorism or war, such as the recent conflict between Russia and Ukraine, which may negatively impact our operating results;

•	changes in general economic and geopolitical conditions;
•	competitive conditions in our industry;
•	changes in the long-term supply of and demand for oil and natural gas;
•	actions taken by our customers, competitors and third-party operators;
•	a decline in demand for proppant;
•	our ability to obtain permits, approvals and authorizations from governmental and third parties, and the effects of or changes to U.S. government regulation;
•	changes in the availability and cost of capital;
•	our ability to successfully implement our business plan;
•	large or multiple customer defaults, including defaults resulting from actual or potential insolvencies;
•	the effects of consolidation on our customers or competitors;
•	the price and availability of debt and equity financing (including changes in interest rates);
•	our ability to complete growth projects on time and on budget;
•	our ability to integrate and realize the benefits expected from the acquisition of FTS International, Inc. (“FTSI”) including any related synergies;

•

our ability to finance, consummate, and realize the benefits expected from our recently announced agreements to acquire SP Silica of Monahans, LLC and SP Silica Sales, LLC (collectively, the “SP Companies”), and U.S. Well Services, Inc. (“USWS”), including any related synergies;

•	introduction of new drilling or completion techniques, or services using new technologies subject to patent or other intellectual property protections;
•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
•	acts of terrorism, war or political or civil unrest in the United States or elsewhere;
•	loss or corruption of our information or a cyberattack on our computer systems;
•	the price and availability of alternative fuels and energy sources;
•

federal, state and local regulation of hydraulic fracturing and other oilfield service activities, as well as exploration and production (“E&P”) activities, including public pressure on governmental bodies and regulatory agencies to regulate our industry;

•	the availability of water resources, suitable proppant and chemicals in sufficient quantities for use in hydraulic fracturing fluids;
•	the effects of existing and future laws and governmental regulations (or the interpretation thereof) on us and our customers;
•	the effects of future litigation; and
•	other factors discussed in this report.

You should not place undue reliance on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs at the time they are made, forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors described in Part II, Item 1A of this Quarterly Report on Form 10-Q and under the heading “Risk Factors” in our prospectus, dated May 12, 2022, filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act on May 16, 2022 in connection with our initial public offering (the “Prospectus”), any of which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

We have also made certain statements in this Quarterly Report on Form 10-Q regarding our proposed acquisition of the SP Companies and USWS, described elsewhere in this report, and have set forth in this report under Part II, Item 1A, certain risk factors relating to these acquisitions and the transactions, including the financing contemplated thereby, that could adversely affect our business and prospects. The risks included above and in this report and in our other filings with the SEC are not exhaustive. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such forward-looking statement is based. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ProFrac Holdings, LLC

Consolidated balance sheets

(Unaudited)

(In thousands)	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$28,654	$5,376
Accounts receivable, net	298,870	161,632
Accounts receivable—related party	3,396	4,515
Prepaid expenses, and other current assets	18,726	6,213
Inventories	139,143	73,942
Total current assets	488,789	251,678
Property, plant, and equipment	1,126,602	827,865
Accumulated depreciation and depletion	(506,831)	(464,178)
Property, plant, and equipment, net	619,771	363,687
Operating lease right-of-use assets	79,049	—
Investments	78,296	4,244
Intangible assets, net	28,681	27,816
Other assets	19,302	17,145
Total assets	$1,313,888	$664,570
Liabilities and equity
Current liabilities:
Accounts payable	$216,054	$121,070
Accounts payable—related party	19,553	21,275
Current portion of operating lease liabilities	8,371	—
Accrued expenses	90,079	38,149
Other current liabilities	36,123	34,400
Current portion of long-term debt	47,620	31,793
Total current liabilities	417,800	246,687
Long-term debt	488,204	235,128
Long-term debt—related party	89,800	34,645
Operating lease liabilities	70,815	—
Other liabilities	902	—
Total liabilities	1,067,521	516,460
Commitments and contingencies (Note 13)
Equity	244,992	147,015
Noncontrolling interests	1,421	1,039
Accumulated other comprehensive (loss) income	(46)	56
Total equity	246,367	148,110
Total liabilities and equity	$1,313,888	$664,570

The accompanying notes are an integral part of these consolidated financial statements.

ProFrac Holdings, LLC

Consolidated statements of operations

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2022	2021
Revenues	$344,980	$149,586
Operating costs and expenses:
Cost of revenues, exclusive of depreciation, depletion and amortization	232,599	118,306
Depreciation, depletion and amortization	44,216	35,461
(Gain) loss on disposal of assets, net	(154)	2,207
Selling, general, and administrative	34,127	13,778
Total operating costs and expenses	310,788	169,752
Operating income (loss)	34,192	(20,166)
Other (expense) income:
Interest expense, net	(9,272)	(6,035)
Loss on extinguishment of debt	(8,273)	—
Other income	8,231	187
Income (loss) before income tax provision	24,878	(26,014)
Income tax (provision) benefit	(752)	25
Net income (loss)	$24,126	$(25,989)
Net income attributable to noncontrolling interests	(416)	(9)
Net income (loss) attributable to ProFrac Holdings, LLC	$23,710	$(25,998)
Other comprehensive (loss) income	(136)	6
Comprehensive income (loss)	$23,574	$(25,992)
Less: Other comprehensive (loss) income attributable to noncontrolling interests	(34)	2
Comprehensive income (loss) attributable to ProFrac Holdings, LLC	$23,608	$(25,994)

The accompanying notes are an integral part of these consolidated financial statements.

ProFrac Holdings, LLC

Consolidated statements of changes in equity

(Unaudited)

(In thousands)	Equity	Accumulated Other Comprehensive Income (Loss)	Noncontrolling interests	Total
Balance, January 1, 2022	$147,015	$56	$1,039	$148,110
Net income	23,710	—	416	24,126
Member contributions	5,000	—	—	5,000
Deemed distribution	(3,664)	—	—	(3,664)
THRC related equity	72,931	—	—	72,931
Currency translation adjustments	—	(102)	(34)	(136)
Balance, March 31, 2022	$244,992	$(46)	$1,421	$246,367

(In thousands)	Equity	Accumulated Other Comprehensive Income	Noncontrolling interests	Total
Balance, January 1, 2021	$175,027	$—	$1,785	$176,812
Net (loss) income	(25,998)	—	9	(25,989)
Currency translation adjustments	—	6	—	6
Noncontrolling interest of acquired business	—	—	1,228	1,228
Balance, March 31, 2021	$149,029	$6	$3,022	$152,057

The accompanying notes are an integral part of these consolidated financial statements.

ProFrac Holdings, LLC

Consolidated statements of cash flow

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income (loss)	$24,126	$(25,989)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation, depletion and amortization	44,216	35,461
(Gain) loss on disposal of assets, net	(154)	2,207
Non-cash loss on extinguishment of debt	4,284	—
Amortization of debt issuance costs	1,371	536
Bad debt expense, net of recoveries	5	30
Non-cash investment income	(8,100)	—
Changes in operating assets and liabilities:
Accounts receivable	(46,856)	(8,976)
Inventories	(22,857)	(6,504)
Prepaid expenses and other assets	(9,903)	(829)
Accounts payable	29,824	11,243
Accrued expenses	22,622	9,240
Deferred revenues and other current liabilities	5,146	(109)
Net cash provided by operating activities	43,724	16,310
Cash flows from investing activities:
Investment in property, plant & equipment	(41,492)	(17,357)
Cash proceeds from sale of assets	45,622	16,730
Acquisitions, net of cash acquired	(278,990)	(2,303)
Investment in preferred shares of BPC	(45,952)	—
Investments	(13,893)	—
Net cash used in investing activities	(334,705)	(2,930)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	658,266	6,817
Repayments of long-term debt	(324,034)	(13,437)
Payment of debt issuance costs	(22,913)	—
Member contribution	5,000	—
Other	—	6
Net cash provided by (used in) financing activities	316,319	(6,614)
Net increase in cash, cash equivalents, and restricted cash	25,338	6,766
Cash, cash equivalents, and restricted cash beginning of period	5,376	2,952
Cash, cash equivalents, and restricted cash end of period	$30,714	$9,718
Supplemental cash flow information:
Cash payments for interest	$6,637	$6,320
Cash payments for taxes	$—	$—
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$25,418	$7,837
Operating lease liabilities incurred from obtaining right-of-use-assets	$44,959	$—

The accompanying notes are an integral part of these consolidated financial statements.

ProFrac Holdings, LLC

Notes to the consolidated financial statements

(Amounts in thousands, except as noted)

(unaudited)

1. Organization and description of business

The unaudited consolidated financial statements presented herein are those of ProFrac Holdings, LLC (“ProFrac LLC”) and its subsidiaries, which include Best Pump & Flow LP (“Best Flow”) and Alpine Silica, LLC (“Alpine”). ProFrac LLC, on a consolidated basis, is the predecessor to ProFrac Holding Corp. and is referred to herein as “ProFrac Predecessor,” “we,” “us,” “our,” or the “Company.” Prior to December 21, 2021, Dan Wilks and Farris Wilks (or entities they control) (collectively, the “Wilks”) held a controlling interest in each of ProFrac LLC, Best Flow and Alpine. Historical periods for ProFrac Predecessor had been presented on a consolidated and combined basis given the common control ownership by the Wilks. On December 21, 2021, all of the then-outstanding membership interests in Best Flow and Alpine were contributed to ProFrac LLC in exchange for membership interests in ProFrac LLC. Accordingly, the results for the three months ended March 31, 2021 have been retrospectively adjusted to present the operations of ProFrac LLC, Best Flow and Alpine on a combined basis. The acquisitions of Best Flow and Alpine have been accounted for in a manner consistent with the pooling of interest method of accounting, as the transaction was a combination of entities under common control. Under this method of accounting, the statements of operations, equity and cash flows have been adjusted to include all activities of the commonly controlled groups for all periods in which common control existed.

ProFrac Predecessor is a vertically integrated and innovation-driven energy services company providing hydraulic fracturing, completion services and other complementary products and services to leading upstream oil and gas companies engaged in the exploration and production (“E&P”) of North American unconventional oil and natural gas resources. The ProFrac Predecessor operates in three business segments: stimulation services, manufacturing and proppant production.

ProFrac Holding Corp. was incorporated as a Delaware corporation August 17, 2021, to become a holding corporation for ProFrac Holdings, LLC and its subsidiaries upon completion of a corporate reorganization in conjunction with a planned initial public offering (“IPO”). On May 12, 2022, ProFrac Holding Corp. completed its IPO of 16,000,000 shares of its Class A common stock, par value $0.01 per share (the "Class A Common Stock") at a public offering price of $18.00 per share.  On June 6, 2022, an over-allotment option was exercised resulting in an additional 2,228,153 shares of Class A Common Stock being priced at $18.00 per share. The IPO and exercise of the over-allotment option generated combined net proceeds of $303.9 million, after deducting underwriter discounts and commissions and estimated offering costs. The Company used $72.9 million of the net proceeds to redeem the membership ownership interests from the then-existing owners of THRC FTSI Related Equity (as described in Note 11 – Acquisitions and Investments) and contributed the remaining proceeds to ProFrac Holdings, LLC. The Company used the remaining proceeds (i) to pay down $143.8 million of the outstanding borrowings under the New Term Loan Credit Facility (as defined herein) (ii) to fully pay the $22.0 million of the outstanding borrowings of The Back Stop Note (as defined herein) (iii) pay down $22.0 million of the outstanding borrowings of the Closing Date Note (as defined herein) (iv) to pay down $20.8 million of the outstanding borrowings of the Equify Bridge Note (as defined herein) and (v) with the remaining proceeds to be used for general corporate uses and additional repayment of debt.

2. Summary of significant accounting policies

Basis of presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included within the Company’s final prospectus filed with the SEC on May 16, 2022, pursuant to Rule 424(b) under the Securities Act. The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In our opinion, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements. Operating results for the three-months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022. The December 31, 2021, balance sheet information has been derived from the 2021 audited financial statements.

Use of estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities and (2) the reported amounts of revenue and expenses during the reporting period. We base these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. It is at least reasonably possible these estimates could be revised in the near term, and these revisions could be material.

Leases

The Company determines if an arrangement is a lease at inception of the arrangement. To the extent that we determine an arrangement represents a lease, we classify that lease as an operating lease or a finance lease. We capitalize operating and finance leases on our consolidated balance sheets through a right-of-use (“ROU”) asset and a corresponding lease liability. ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. See Note 9 – Leases for additional information.

Operating and finance lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

Revenue recognition

The Company’s products and services are sold based upon contracts with customers. The Company recognizes revenue as it satisfies performance obligations by transferring control over a service or product to a customer. Payment terms are specified in each customer agreement and are typically a specific number of days following satisfaction of the performance obligation. The following are descriptions of the principal activities of each reportable segment from which the Company generates its revenue.

Stimulation services.    We generate revenue through the provision of hydraulic fracturing services, which involves the injection of water, sand and chemicals under high pressure into formations to optimize hydrocarbon flow paths during the completion phase of wellbores. Our contracts with customers are short term in nature, typically less than four weeks, and have a single performance obligation, which is the contracted total stages, satisfied over time. Once a stage has been completed, a field ticket is created which includes charges for services performed and any inputs consumed during the service. The signing of the field ticket by a customer representative represents their acceptance of the service and agreement to the amounts to which the Company has the right to invoice and recognize as revenue. We believe that recognizing revenue based on actual stages completed, upon receipt of a signed field ticket, appropriately depicts how our hydraulic fracturing services are transferred to our customers over time.

Manufacturing.    We generate revenue through sales of equipment used to perform oilfield services. The performance obligation is satisfied and revenues are recognized at the point-in-time that control of goods are transferred to the customer, generally upon shipment from our manufacturing facility. Payment terms are specified in each customer agreement and are typically a specific number of days following satisfaction of the performance obligation.

Proppant production.    We generate revenue through the sale of frac sand to oilfield service providers and E&P companies. The performance obligation is satisfied and revenue is recognized at the point-in-time that control of the product is transferred to the customer, generally upon shipment from our facility. We charge our customers on a per-ton basis at current market prices. Payment terms are specified in each customer agreement and are typically a specific number of days following satisfaction of the performance obligation.

Taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and are therefore excluded from revenues in the consolidated statements of operations.

Business Combinations

Business combinations are accounted for under the acquisition method of accounting. Under this method, the assets acquired and liabilities assumed are recognized at their respective fair values as of the date of acquisition. The excess, if any, of the acquisition price over the fair values of the assets acquired and liabilities assumed is recorded as goodwill. For significant acquisitions, we utilize third-party appraisal firms to assist us in determining the fair values for certain assets acquired and liabilities assumed. The measurement of these fair values requires us to make significant estimates and assumptions which are inherently uncertain.

Adjustments to the fair values of assets acquired and liabilities assumed are made until we obtain all relevant information regarding the facts and circumstances that existed as of the acquisition date (the “measurement period”), not to exceed one year from the date of the acquisition. We recognize measurement-period adjustments in the period in which we determine the amounts, including the effect on earnings of any amounts we would have recorded in previous periods if the accounting had been completed at the acquisition date.

See Note 11 — Acquisitions and Investments for information on acquisitions completed during the historical period.

Variable Interest Entities

We evaluate our ownership, contractual and other interest in entities to determine if they are variable interest entities (“VIE”). We evaluate whether we have a variable interest in those entities and the nature and extent of those interests. Based on our evaluation, if we determine we are the primary beneficiary of a VIE, we consolidate the entity in our financial statements.

Fair value measurements

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at a measurement date. We apply the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases of categorization within the hierarchy upon the lowest level input that is available and significant to the fair value measurement:

•	Level 1: The use of quoted prices in active markets for identical assets or liabilities.

•

Level 2: Other than quoted prices included in Level 1, inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability. At March 31, 2022, we had no Level 2 measurements.

•

Level 3: The use of significant unobservable inputs that typically require the use of management’s estimates of assumptions that market participants would use in pricing. See Note 12 — Fair Value of Financial Interests for more information on our investments using Level 3 measurements.

Our current assets and liabilities contain financial instruments, the most significant of which are trade accounts receivable and payable. We believe the carrying value of our current assets and liabilities approximate fair value. Our fair value assessment incorporates a variety of considerations, including: (i) the short-term duration of the instruments and (ii) our historical incurrence of and expectations of future bad debt expense. The book value of our floating rate debt approximates fair value because of its floating rate structure.

Income taxes

At March 31, 2022, the ProFrac Predecessor entities were organized as limited liability companies or a limited partnership and were treated as either a disregarded entity or a partnership for U.S. federal income tax purposes, whereby the ordinary business income or loss and certain deductions were passed-through and reported on the members’ income tax returns. As such, the ProFrac Predecessor was not required to account for U.S. federal income taxes in the consolidated financial statements. Certain state income-based taxes are imposed on the ProFrac Predecessor entities which are reflected as income tax expense or benefit in historical periods.

In connection with the IPO in May 2022 (see Note 15 – Subsequent Events), ProFrac Predecessor became partially owned by ProFrac Holding Corp., a U.S. Internal Revenue Code Subchapter C corporation (“C-Corporation”). ProFrac Holding Corp. is a taxable entity and will be required to account for income taxes under the asset and liability method beginning in the second quarter of 2022.

Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled pursuant to the provisions of Accounting Standards Codification (“ASC”) 740, Income Taxes. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more-likely-than-not to be realized.

Recently adopted accounting standards

On January 1, 2022, we adopted the Financial Accounting Standards Board (“FASB”) accounting standards update for “Leases,” which amended existing guidance to require lessees to recognize liabilities and ROU assets on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements.

We adopted this guidance using a modified retrospective approach on January 1, 2022 using the transition method that allows a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

We have completed our process to implement this standard, and we have designed processes and internal controls necessary for adoption of this standard. We have made policy elections to (i) not capitalize short-term leases for all asset classes, (ii) not separate non-lease components from lease components for all of our existing asset classes, (iii) apply the package of practical expedients that allows us to not reassess: whether any expired or existing contracts contain leases, lease classification for any expired or existing leases and initial direct costs for existing leases and (iv) apply the practical expedient to apply hindsight in estimating lease term and impairment.

The impact of applying this standard is not expected to significantly impact our results of operations or cash flows. As of January 1, 2022, we recognized ROU assets and liabilities of approximately $35.8 million from operating leases on our consolidated balance sheet. See Note 9 - Leases for additional disclosures related to our adoption this accounting standards update.

New accounting standards to be adopted

We have not yet implemented FASB ASU No. 2016-13, Financial Instruments – Credit Losses. The ASU introduces a new accounting model, the Current Expected Credit Losses model (“CECL”), which requires recognition of credit losses and additional disclosures related to credit risk. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for loans and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaces the multiple existing impairment models previously used under GAAP, which generally require that a loss be incurred before it is recognized. The new standard also applies to financial assets arising from revenue transactions such as contract assets and accounts receivable.

Implementation is currently required for fiscal years beginning after December 15, 2022. The Company does not believe implementation will have a material impact on its financial statements.

We have not yet implemented FASB ASU No. 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes, which removes specific exceptions to the general principles in Topic 740 under GAAP. The new guidance also improves the application of income tax-related guidance and simplifies GAAP for franchise taxes that are partially based on income, transactions with a government that result in a step up in the tax basis of goodwill, separate financial statements of legal entities that are not subject to tax, and enacted changes in tax laws in interim periods. The new guidance will be effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022; however, early adoption is permitted. The Company is currently evaluating the impact of adopting the new guidance on its consolidated financial statements.

3. Restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated statement of cash flows as of March 31, 2022, and December 31, 2021:

(In thousands)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$28,654	$5,376
Restricted cash included in prepaid expenses and other current assets	2,060	—
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$30,714	$5,376

As of March 31, 2022, restricted cash included cash used as collateral for our credit card program.

4. Inventories

The following table summarizes the components of our inventories as of March 31, 2022, and December 31, 2021:

(In thousands)	March 31, 2022	December 31, 2021
Raw materials and supplies	$37,081	$13,911
Work in process	6,492	3,288
Finished products and parts	95,570	56,743
Total	$139,143	$73,942

5. Property, plant, and equipment

The following table summarizes the components of our property, plant, and equipment, net as of March 31, 2022, and December 31, 2021:

(In thousands)	March 31, 2022	December 31, 2021
Machinery and equipment	$1,018,221	$760,829
Mining property and mine development	35,491	34,809
Office equipment, software and other	13,876	5,550
Buildings and leasehold improvements	16,091	15,947
Total	1,083,679	817,135
Less: accumulated depreciation and depletion	(506,831)	(464,178)
Construction in progress	42,923	10,730
Property, plant, and equipment, net	$619,771	$363,687

Depreciation expense for the three months ended March 31, 2022 and 2021, was $44.2 million and $35.5 million, respectively. Major classifications of property, plant, and equipment and their respective useful lives are as follows:

Machinery and equipment	2 years—10 years
Office equipment, software, and other	3 years—7 years
Buildings and leasehold improvements	2 years—40 years

6. Intangible assets

The following table summarizes the components of our intangible assets as of March 31, 2022, and December 31, 2021:

	March 31, 2022			December 31, 2021
(In thousands)	Gross Book Value	Less: Accumulated Amortization	Net Book Value	Gross Book Value	Less: Accumulated Amortization	Net Book Value
Electric frac licenses	$22,500	$—	$22,500	$22,500	$—	$22,500
Acquired technology	7,144	(963)	6,181	5,905	(589)	5,316
Intangible assets, net	$29,644	$(963)	$28,681	$28,405	$(589)	$27,816

Intangible assets are amortized over the period the Company expects the asset to generate cash flows. As such, we amortize each electric frac license through the remaining license period, beginning when the initial fleet built under each license is placed into service, a period we estimate to be 17 years. For technology acquired during 2021, we estimated this period to be seven years. For technology acquired in 2022 related to the acquisition of FTS International Inc., we estimated the period to be three years. Amortization expense related to intangible assets was $0.4 million and zero for the three months ended March 31, 2022 and 2021, respectively.

7. Indebtedness

The following table summarizes the components of our debt as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
(In thousands)	2022	2021
Old ABL Credit Facility	$—	$69,000
Old Term Loan	—	171,355
First Financial Loan	26,377	30,000
New ABL Credit Facility	70,706	—
New Term Loan Credit Facility	450,000	—
Backstop Note(1)	22,000	—
Closing Date Note(1)	22,000	—
Equify Bridge Note(1)	45,800	—
Best Flow Credit Facility(1)	—	7,101
Best Flow Note(1)	—	10,827
Alpine Promissory Note(1)	—	16,717
Other	11,129	1,695
Total gross debt	648,012	306,695
Less: unamortized debt issuance costs	(22,388)	(5,129)
Less: current portion of long-term debt	(47,620)	(31,793)
Total long-term debt	$578,004	$269,773

(1)	Related party debt agreements.

Old ABL Credit Facility

On March 14, 2018, ProFrac LLC entered into a senior secured asset-based revolving credit agreement (the “Old ABL Credit Facility”), with Barclays Bank PLC, as administrative agent and collateral agent, and the lenders party thereto. The Old ABL Credit Facility had a maturity date of March 14, 2023.

LIBOR borrowings under the Old ABL Credit Facility bear interest at the greater of LIBOR or 0.00%, plus a margin of 1.50% to 2.00%, depending on facility utilization. The interest rate was 2.75% as of December 31, 2021.

As of December 31, 2021, the borrowing base was $146.2 million, therefore maximum availability under the Old ABL Credit Facility was the facility maximum of $105.0 million. There were $69.0 million of borrowings outstanding and $3.1 million of letters of credit outstanding, resulting in $32.9 million of availability under the Old Credit Facility ABL.

On March 4, 2022, the Old ABL Credit Facility was refinanced and replaced with the New ABL Credit Facility.

Old Term Loan

On September 7, 2018, ProFrac LLC entered into a $180.0 million term loan agreement (“Old Term Loan”), which matures on September 15, 2023, with a group of lenders with Barclays Bank, PLC as administrative agent. Principal payments are due in quarterly installments, however due to prepayments made to date, there will be no required minimum amortization (other than excess cash flow prepayments) before termination of the Old Term Loan. Excess cash flow is calculated quarterly to determine any additional minimum prepayments. On June 24, 2021, ProFrac LLC and its Term Loan lenders reached an agreement to expand the facility by $40.0 million.

The Old Term Loan, as amended, requires minimum excess cash flow prepayments as follows, each due approximately 55 days after period-end: $0.0 million for the fiscal quarters ended March 31, 2021 through and including December 31, 2021, and $5.0 million for the fiscal quarters ended March 31, 2022 through and including June 30, 2023.

LIBOR borrowings under the Old Term Loan bear interest at the greater of LIBOR or 1.25%, plus a margin of 6.25% to 8.50%, depending on the total net leverage ratio as defined under the Old Term Loan. The interest rate was 9.75% as of December 31, 2021.

The Old Term Loan contained certain restrictive covenants, including a financial covenant which required ProFrac LLC to maintain a total net leverage ratio, as defined in the credit agreement, of no greater than 2.25:1.00 for the fiscal quarters ended September 30, 2019 through and including March 31, 2020, 3.50:1.00 for the fiscal quarters ended June 30, 2020 through and including March 31,

2021, 3.00:1.00 for the fiscal quarter ended June 31, 2021, 2.75:1.00 for the fiscal quarter ended September 30, 2021, 2.50:1.00 for the fiscal quarter ended December 31, 2021, and 2.00:1.00 for the fiscal quarter ended March 31, 2022 and thereafter. ProFrac LLC was in compliance with all required covenants as of December 31, 2021.

In February 2022, ProFrac and its Old Term Loan lenders entered into an agreement to amend the Old Term Loan. The amendment expanded the facility by $48.0 million.

On March 4, 2022, the Old Term Loan was extinguished resulting in loss on debt extinguishment of $3.9 million.

First Financial Loan

On July 22, 2020, ProFrac LLC entered into a $35.0 million loan agreement with First Financial Bank, N.A. which had a maturity of July 22, 2025 (“Main Street Loan”). The interest rate was LIBOR plus 3.00%, floating daily. In August 2021, the loan agreement was amended to remove the covenants in place prior to the amendment. As amended, the Main Street Loan contained certain restrictive covenants which required ProFrac LLC to maintain a Fixed Charge Coverage Ratio of at least 1.00:1.00, and a Maximum Leverage Ratio of 3.50:1.00. Additionally, the Main Street Loan restricted the payment of distributions or dividends, other than for the payment of taxes.

On December 22, 2021, the Main Street Loan had a balance of $32.2 million. The Main Street Loan was extinguished with a cash payment of $2.2 million and the remainder refinanced with a $30.0 million loan with First Financial Bank, N.A. (“First Financial Loan”).

The First Financial Loan has a maturity date of January 1, 2024 with an interest rate of LIBOR plus 3.5%, and the loan is to be repaid by equal payments of principal and interest beginning in February 2022. The First Financial Loan contains certain restricted covenants which require the Company to maintain a fixed charge ratio of at least 1.00:1.00 and a maximum net leverage ratio of 3.00:1.00. The Company was in compliance with all covenants as of March 31, 2022.

New ABL Credit Facility

On March 4, 2022, ProFrac LLC, ProFrac Holdings II, LLC (“ProFrac II LLC”), as borrower (in such capacity, the “ABL Borrower”), and certain of the ABL Borrower’s wholly owned subsidiaries as obligors, entered into a senior secured asset-based revolving credit agreement (as amended, the “New ABL Credit Facility”), with a group of lenders with JPMorgan Chase Bank N.A., as administrative agent and collateral agent. The New ABL Credit Facility provides for an asset-based revolving credit facility with a borrowing base and lender commitments of $100.0 million.  The New ABL Credit Facility has a borrowing base composed of certain eligible accounts receivable and eligible inventory less customary reserves, as redetermined monthly. As of March 31, 2022, the maximum availability under the New ABL Credit Facility was the aggregate lender commitments of $100.0 million with $70.7 million of borrowings outstanding and $9.2 million of letters of credit outstanding, resulting in approximately $20.1 million of remaining availability. Our New ABL Credit Facility matures on the earlier of (i) March 4, 2027 and (ii) 91 days prior to the stated maturity of any material indebtedness (other than the First Financial Loan).

Borrowings under the New ABL Credit Facility accrue interest based on a three-tier pricing grid tied to average historical availability, and the ABL Borrower may elect for loans to be based on either an Adjusted Term SOFR or a base rate, plus the applicable margin. The interest rate under our New ABL Credit Facility for (a) Adjusted Term SOFR is the applicable margin plus the fluctuating per annum rate equal to Adjusted Term SOFR (with an Adjusted Term SOFR Floor of 0.00%); and (b) Base Rate Loans are the applicable margin plus the fluctuating per annum rate equal to the greatest of the Prime Rate in effect on such day, or the NYFRB Rate in effect on such day plus 1/2% of 1% and the Adjusted Term SOFR for a one-month Interest Period as published two (2) U.S. Government Securities Business Days prior to such day (or if such day is not a Business Day, the immediately preceding Business Day), plus 1.0%. The applicable margin for Adjusted Term SOFR Loans ranges from 1.50% to 2.00% and for Base Rate Loans ranges from 0.50% to 1.00%, depending on the average daily availability over the last three months under our New ABL Credit Facility. The New ABL Credit Facility bears an unused line fee ranging from 0.250% to 0.375%, depending on the average daily availability over the last three months payable quarterly in arrears. The New ABL Credit Facility also bears customary letter of credit fees. The interest rate was 4.75% as of March 31, 2022.

Our New ABL Credit Facility is subject to customary mandatory prepayments, including a mandatory prepayment if the aggregate unpaid principal balance of revolving loans, agent advances, swingline borrowings, unreimbursed drawings under letters of credit and the undrawn amount of outstanding letters of credit exceeds at any time the lesser of (x) the then applicable borrowing base and (y) the then total effective commitments under the New ABL Credit Facility, in an amount equal to such excess. After the occurrence and during the continuance of a Cash Dominion Period (defined in the New ABL Credit Facility as (a) any period commencing upon the date that availability shall have been less than the greater of (i) 12.5% of the Maximum Credit (which is the lesser of the maximum revolver amount in effect at such time and the borrowing base at such time) and (ii) $10.0 million for a period of five consecutive business days and continuing until the date on which availability shall have been at least the greater of (y) 12.5% of the Maximum Credit and (z) $10.0 million for 20 consecutive calendar days or (b) any period commencing on the occurrence of certain specified events of default, and continuing during the period that such specified event of default shall be continuing).

Our New ABL Credit Facility contains certain customary representations and warranties and affirmative and negative covenants. The negative covenants include, subject to customary exceptions, limitations on indebtedness, dividends, distributions and certain other payments, investments, acquisitions, prepayments of specified junior indebtedness, amendments of specified junior indebtedness, transactions with affiliates, dispositions, mergers and consolidations, liens, restrictive agreements, sale and leaseback transactions, changes in fiscal periods and changes in line of business.

We are required by our New ABL Credit Facility to maintain minimum liquidity of $5.0 million at all times. Additionally, when availability is less than the greater of (i) 12.5% of the maximum credit (which is the lesser of the maximum revolver amount in effect at such time and the borrowing base at such time) and (ii) $10.0 million and continuing until such time as availability has been in excess of such threshold for a period of 20 consecutive calendar days, we are required by our New ABL Credit Facility to maintain a springing Fixed Charge Coverage Ratio (as defined in our New ABL Credit Facility) of at least 1.0 to 1.0, which is tested quarterly during such period. ProFrac LLC was in compliance with all covenants, and there were no existing defaults or events of default related to the New ABL Credit Facility as of March 31, 2022.

On April 8, 2022, the New ABL Credit Facility was amended to increase the borrowing base and lender commitments to $200.0 million. See Note 15 –Subsequent Events.

New Term Loan Credit Facility

On March 4, 2022, ProFrac LLC, ProFrac II, LLC, as borrower (in such capacity, the “Term Loan Borrower”), and certain of the Term Loan Borrower’s wholly owned subsidiaries as obligors, entered into a senior secured term loan credit agreement (the “New Term Loan Credit Facility”), with a group of lenders with Piper Sandler Finance LLC, as administrative agent and collateral agent. The New Term Loan Credit Facility provides for a term loan facility in an aggregate principal amount of $450.0 million. As of March 31, 2022, the Term Loan Borrower had $450.0 million outstanding under the New Term Loan Credit Facility. Our New Term Loan Credit Facility matures on March 4, 2025.

Borrowings under the New Term Loan Credit Facility accrue interest at a percentage per annum equal to (a) until October 1, 2022, (i) for SOFR Rate Loans, 8.50%, and (ii) for Base Rate Loans, 7.50% and (b) thereafter, based on a three-tier pricing grid tied to Total Net Leverage Ratio (as defined in the New Term Loan Credit Facility), and the Term Loan Borrower may elect for loans to be based on either Adjusted Term SOFR or Base Rate, plus the applicable margin. The interest rate on our New Term Loan Credit Facility for (a) SOFR Rate Loans are the applicable margin plus the fluctuating per annum rate equal to Adjusted Term SOFR (as defined in the New Term Loan Credit Facility), with a SOFR floor of 1.00% and (b) Base Rate Loans are the applicable margin plus the fluctuating per annum rate equal to the highest of (i) the federal funds rate plus 1/2 of 1%, (ii) the interest rate quoted in the print edition of The Wall Street Journal, Money Rates Section, as the prime rate in effect, (iii) Adjusted Term SOFR for a one-month interest period as determined on such day, plus 1.0% and (iv) 2.00%.

The applicable margin for (a) SOFR Rate Loans ranges from 6.50% to 8.00% and (b) Base Rate Loans ranges from 5.50% to 7.00%, depending on the Total Net Leverage Ratio (as defined in the New Term Loan Credit Facility) as of the first day of the then-current fiscal quarter. The interest rate was 9.5% as of March 31, 2022.

Our New Term Loan Credit Facility is guaranteed by ProFrac LLC and all of the Term Loan Borrower’s material existing subsidiaries and certain direct and indirect future U.S. restricted subsidiaries of the Term Loan Borrower. Our New Term Loan Credit Facility is secured by a lien on, and security interest in, substantially all of each such guarantor’s assets.

Our New Term Loan Credit Facility is subject to quarterly amortization beginning in June 2022, though any excess cash flow payments, reduce the required amortization. Additionally, our New Term Loan Credit Facility is subject to a quarterly mandatory prepayment beginning for the calendar quarter ending on September 30, 2022 in an amount equal to the Applicable ECF Percentage (as defined in the New Term Loan Credit Facility). The Applicable ECF Percentage ranges from 50% of Excess Cash Flow (as defined in the New Term Loan Credit Facility) to 25% of Excess Cash Flow depending on the Total Net Leverage Ratio as of the last day of the applicable fiscal quarter.

Voluntary prepayments of borrowings under the New Term Loan Credit Facility are permitted at any time, in specified minimum principal amounts, subject to reimbursement of the lenders’ redeployment costs actually incurred in the case of a prepayment of SOFR Rate Loans other than on the last day of the relevant interest period. Between March 4, 2022 and March 4, 2023, certain prepayments of the New Term Loan Credit Facility are subject to a prepayment premium of 3.00% (or, in the case of any IPO Prepayment (as defined in the New Term Loan Credit Facility), 2.00%). Between March 5, 2023 and March 4, 2024, certain prepayments of the New Term Loan Credit Facility are subject to a 2.00% prepayment premium. After March 4, 2024, but prior to the Stated Termination Date (as defined in the New Term Loan Credit Facility) certain prepayments of the New Term Loan Credit Facility are subject to a 1.00% prepayment premium. No payment or prepayment premium shall be due on account of any payments or prepayments made on the Stated Termination Date.

Our New Term Loan Credit Facility contains certain customary representations and warranties and affirmative and negative covenants. The negative covenants include, subject to customary exceptions, limitations on indebtedness, dividends, distributions and certain other payments, investments, capital expenditures, acquisitions, prepayments of specified junior indebtedness, amendments of specified junior indebtedness, transactions with affiliates, dispositions, mergers and consolidations, liens, restrictive agreements, changes in fiscal periods and changes in line of business.

We are required by our New Term Loan Credit Facility to maintain a Total Net Leverage Ratio (as defined in our New Term Loan Credit Facility) (i) of no more than 2.00 to 1.00 for the fiscal quarter ending on June 30, 2022, (ii) of no more than 1.55 to 1.00 for the fiscal quarters ending on September 30, 2022 and December 31, 2022, and (iii) of no more than 1.25 for each fiscal quarter ending on March 31, 2023 and thereafter.

We are required by our New Term Loan Credit Facility to maintain minimum liquidity of $30.0 million at all times.

Our New Term Loan Credit Facility contains customary events of default. If an event of default occurs and is continuing, the lenders may declare all loans to be immediately due and payable. Some events of default require an automatic termination of the loans and become immediately due and payable.

The Company was in compliance with all covenants, and there were no defaults or events of default related to the New Term Loan Credit Facility, as of March 31, 2022.

Subsequent to March 31, 2022 , the New Term Loan Facility was paid down by $143.8 million with net proceeds from the IPO.

Backstop Note

On March 4, 2022, ProFrac LLC borrowed $22.0 million pursuant to a subordinated promissory note with THRC Holdings, LP (“THRC Holdings”) with a stated maturity date of March 4, 2027 (the “Backstop Note”). The Backstop Note bears interest at a percentage per annum equal to 1.74%. Interest under the Backstop Note is paid on a quarterly basis and is solely payable in kind, with such interest amounts being added to the outstanding principal amount of the Backstop Note, until the date that both the New ABL Credit Facility and the New Term Loan Credit Facility shall have been terminated, after which date quarterly interest payments may be paid in kind or in cash.

The Backstop Note is unsecured and subordinated to the indebtedness owing under the New ABL Credit Facility and the New Term Loan Credit Facility.

In June 2022, the Backstop Note was fully paid with net proceeds from the IPO.

Closing Date Note

On March 4, 2022, ProFrac LLC borrowed $22.0 million pursuant to a subordinated promissory note with THRC Holdings with a stated maturity date of March 4, 2027 (the “Closing Date Note”). The Closing Date Note bears interest at a percentage per annum equal to 1.74%. Interest under the Closing Date Note is paid on a quarterly basis and is solely payable in kind, with such interest amounts being added to the outstanding principal amount of the Closing Date Note, until the date that both the New ABL Credit Facility and the New Term Loan Credit Facility shall have been terminated, after which date quarterly interest payments may be paid in kind or in cash.

The Closing Date Note is unsecured and subordinated to the indebtedness owing under the New ABL Credit Facility and the New Term Loan Credit Facility.

In June 2022, the Closing Date Note was fully paid with net proceeds from the IPO.

Equify Bridge Note

On March 4, 2022, ProFrac II LLC entered into a $45.8 million subordinated promissory note with Equify Financial with a stated maturity date of March 4, 2027 (the “Equify Bridge Note”). The Equify Bridge Note bears interest at a percentage per annum equal to 1.0%. Interest under the Equify Bridge Note is paid on a quarterly basis and is solely payable in kind, with such interest amounts being added to the outstanding principal amount of the Equify Bridge Note, until the date that both the New ABL Credit Facility and the New Term Loan Credit Facility shall have been terminated, after which date quarterly interest payments may be paid in kind or in cash. In April 2022, the Company repaid $25.0 million in principal under the Equify Bridge Note.

The Equify Bridge Note is unsecured and subordinated to the indebtedness owing under the New ABL Credit Facility and the New Term Loan Credit Facility.

In April 2022, the Company repaid $25.0 million in principal under the Equify Bridge Note, resulting in an outstanding balance of $20.8 million. In June 2022, the Equify Bridge Note was fully paid with net proceeds from the IPO.

Best Flow Credit Facility

On February 4, 2019, Best Flow entered into a revolving loan credit agreement (the “Best Flow Credit Facility”), with Equify Financial, LLC (“Equify Financial”) as lender. Equify Financial is a related party. The Best Flow Credit Facility provided for a revolving credit facility in an aggregate principal amount at any time outstanding up to $9.0 million, subject to borrowing base availability. The Best Flow Credit Facility had a maturity date of February 4, 2026.

The interest rate under the Best Flow Credit Facility was the lesser of (i) the Prime Rate (as defined in the Best Flow Credit Facility) plus the applicable margin (3.50%) and (ii) the Maximum Rate (as defined in the Best Flow Credit Facility). All accrued but unpaid interest on the outstanding principal balance is due and payable monthly on the first day of each calendar month. The Best Flow Credit Facility was secured by a first lien on substantially all of the assets of Best Flow.

 On March 4, 2022, the Best Flow Credit Facility was extinguished resulting in loss of extinguishment of debt of $0.3 million.

Best Flow Note

On January 28, 2021, Best Flow issued a promissory note (the “Best Flow Note”), with Equify Financial, as holder. Equify Financial is a related party. The Best Flow Note provides for a term loan in an initial aggregate principal amount equal to $13.0 million. Proceeds from the Best Flow Note were utilized to pay down $7.6 million of outstanding balances on the Best Flow Credit Facility and to pay down other equipment financing agreements for $5.4 million. The Best Flow Note matures on February 1, 2026, with a fixed interest rate of 8.0%. The principal and interest are paid in equal monthly amortizing amounts through maturity. Prepaid amounts are subject to a 0.19% prepayment premium.

On March 4, 2022, the Best Flow Note was extinguished resulting in loss of extinguishment of debt of $1.4 million.

Alpine Promissory Note

In January 2021, Alpine entered into a $21.4 million promissory note with Equify Financial (“Alpine Note”). Equify Financial is a related party. The Alpine Note amortizes monthly, had an interest rate of 8.0% and had a stated maturity date in February 2027. Alpine had $16.7 in outstanding borrowings under the Alpine Note as of March 4, 2022.

On March 4, 2022, the Alpine Note was extinguished resulting in loss on extinguishment of debt of $1.8 million.

Other indebtedness

As of March 31, 2022 and December 31, 2021, the Company had other debt agreements outstanding with unpaid principal balances of $11.1 million and $1.7 million, respectively. These were primarily comprised of various equipment financing agreements. As of March 31, 2022, $10.1 million is due October 1, 2022 at an interest rate of 5.0%.

The following table summarizes the principal maturity schedule for our long-term debt outstanding as of March 31, 2022:

	2022	2023	2024	2025	2026	Thereafter	Total
First Financial loan	$11,086	$15,291	$—	$—	$—	$—	$26,377
New ABL Credit Facility	—	—	—	—	—	70,706	70,706
New Term Loan Credit Facility	16,875	22,500	22,500	388,125	—	—	450,000
Backstop Note(1)	—	—	—	—	—	22,000	22,000
Closing Date Note(1)	—	—	—	—	—	22,000	22,000
Equify Bridge Note(1)	—	—	—	—	—	45,800	45,800
Other	10,223	167	166	108	79	386	11,129
Total	$38,184	$37,958	$22,666	$388,233	$79	$160,892	$648,012

(1)	Related party debt agreements.

8. Income taxes

At March 31, 2022, the ProFrac Predecessor entities were organized as limited liability companies or a limited partnership and were treated as either a disregarded entity or a partnership for U.S. federal income tax purposes, whereby the ordinary business income or loss and certain deductions were passed-through and reported on the members’ income tax returns. As such, the ProFrac Predecessor was not required to account for U.S. federal income taxes in the consolidated financial statements. Certain state income-based taxes are imposed on the ProFrac Predecessor entities which are reflected as income tax expense or benefit in historical periods. For the three months ended March 31, 2022, federal and state tax expense was $0.8 million, compared with $25,000 of tax benefit in the three months ended March 31, 2021.

In connection with the IPO in May 2022 (see Note 15 – Subsequent Events), ProFrac Predecessor became partially owned by ProFrac Holding Corp., a C-Corporation. ProFrac Holding Corp. is a taxable entity and will be required to account for income taxes under the asset and liability method beginning in the second quarter of 2022.

During the quarter ended March 31, 2022, ProFrac Predecessor and its members completed the acquisition of FTSI, a C-Corporation.  Through a series of transactions, ProFrac Predecessor obtained ownership of all of the assets and liabilities of FTSI, but the FTSI C-Corporation legal entity was owned by the ProFrac Predecessor members. In connection with the IPO, the FTSI C-Corporation legal entity merged with a subsidiary of ProFrac Holding Corp., which inherited the tax attributes of the FTSI legal entity.

We estimate that ProFrac Holding Corp. will have significant deferred tax assets as a result of the tax attributes it inherited from the FTSI legal entity, however, we anticipate recording a full valuation allowance on ProFrac Holding Corp.’s net deferred tax assets based on our assessment that it is more likely than not that the deferred tax asset will not be realized. A change in these assumptions could cause a decrease to the valuation allowance, which could materially impact our results of operations.

9. Leases

Effective January 1, 2022, we adopted the new lease accounting guidance under Accounting Standards Codification (“ASC”) Topic 842, Leases. The details of the significant changes to our accounting policies resulting from the adoption of the new lease standard are set out below. We adopted the standard using the optional modified retrospective transition method; accordingly, the comparative information as of December 31, 2021, has not been adjusted and continues to be reported under the previous lease standard. Under the new standard, assets and liabilities that arise from all leases are required to be recognized on the balance sheet for lessees. Previously, only capital leases, which are now referred to as finance leases, were recorded on the balance sheet. The adoption of this standard resulted in the recognition of approximately $35.8 million of operating lease right-of-use assets and operating lease liabilities on our consolidated balance sheet as of January 1, 2022. The adoption of this standard did not materially impact our consolidated results of operations for the three months ended March 31, 2022.

Beginning January 1, 2022, for all leases with a term in excess of 12 months, we recognized a lease liability equal to the present value of the lease payments and right-of-use asset representing our right to use the underlying asset for the lease term. For operating leases, lease expense for lease payments is recognized on a straight-line basis over the lease term and accretion of the lease liability, while finance leases (of which we have none) include both an operating expense and an interest expense component. For all leases with a term of 12 months or less, we elected the practical expedient to not recognize lease assets and liabilities. We recognize lease expense for these short-term leases on a straight-line basis over the lease term.

We are a lessee for several operating leases, related primarily to real estate and light duty vehicles. The majority of our operating leases have remaining lease terms of 10 years or less. None of our leases include options to extend the leases, nor do any include options to terminate the leases. The accounting for leases may require judgment, which includes determining the incremental borrowing rates to utilize in our net present value calculation of lease payments for lease agreements which do not provide an implicit rate.

In connection with the completion of the FTSI Acquisition (as defined below), FTSI conveyed to Wilks Development, LLC, an affiliate of ProFrac LLC, substantially all of FTSI’s owned real property, consisting primarily of FTSI’s hydraulic fracturing equipment manufacturing facilities, in exchange for cash consideration of approximately $44.4 million (the “FTSI Sale Leaseback”). We will lease such real property from Wilks Development, LLC in exchange for aggregate monthly lease payments of $51.6 million through March 2032. The cash consideration received was $3.7 million less than the carrying value of these assets. Because this sale was to an affiliate under common control, we accounted for the $3.7 million as an equity transaction recorded as a deemed distribution within our consolidated statements of changes in equity.

Our leasing activities primarily consist of operating leases for administrative offices, manufacturing and maintenance facilities along with some light duty vehicles. We do not lease any equipment on a long-term basis.

The following table summarizes the components of our lease costs:

Three Months Ended March 31,
(In thousands)	2022
Operating lease costs	$2,201
Short-term lease costs	339
Total lease costs	$2,540

The following table includes other supplemental information for our operating leases:

Three Months Ended March 31,
(Dollars in thousands)	2022
Cash paid for amounts included in the measurement of our lease obligations	$2,105
Right-of-use assets obtained in exchange for lease obligations	$44,959
Right-of-use assets recognized upon adoption of the leasing standard	$35,817
Weighted-average remaining lease term	8.1 years
Weighted-average discount rate	5.0%

The following table summarizes the maturity of our operating leases as of March 31, 2022:

(In thousands)
Remainder of 2022	$9,954
2023	11,870
2024	11,395
2025	10,222
2026	10,236
2027	10,473
2028 and thereafter	35,022
Total lease payments	99,172
Less imputed interest	(19,986)
Total lease liabilities	$79,186

10. Related party transactions

In the normal course of business, the ProFrac Predecessor has entered into transactions with related parties where the Wilks (or entities they control) hold a controlling financial interest. During the three months ended March 31, 2022 and 2021, the ProFrac Predecessor had related party transactions with the following related party entities

Automatize, LLC (“Automatize”) is a logistics company that provides for the delivery of proppants on behalf of its customers, including the ProFrac Predecessor. Amounts paid to Automatize are recorded in cost of revenues, exclusive of depreciation and depletion on our consolidated statements of operations.

Cisco Logistics, LLC (“Cisco Logistics”) is a logistics company that delivers sand and equipment on behalf of its customers, including the ProFrac Predecessor. Amounts paid to Cisco Logistics are recorded in cost of revenues, exclusive of depreciation and depletion on our consolidated statements of operations.

Equify Risk Services, LLC (“Equify Risk”) is an insurance broker that negotiates and secures insurance policies on behalf of its customers, including the ProFrac Predecessor. Amounts paid to Equify Risk are recorded in selling, general and administrative expenses on our consolidated statements of operations.

Equify Financial, LLC (“Equify Financial”) is a finance company that provides equipment and other financing to its customers, including the ProFrac Predecessor. Amounts paid to Equify Financial are recorded in interest expenses on our consolidated statements of operations, and repayments of long-term debt on our consolidated statements of cash flows. See Note 7—Indebtedness for additional disclosures related to related party credit agreements.

Wilks Brothers, LLC (“Wilks Brothers”) is a management company which provides administrative support to various businesses within their portfolio. Wilks Brothers and certain entities under its control will at times incur expenses on behalf of the ProFrac

Predecessor, billing the ProFrac Predecessor for these expenses at cost as well as certain management fees. Amounts paid to Wilks Brothers are generally recorded in selling, general and administrative expenses on our consolidated statements of operations.

Interstate Explorations, LLC (“Interstate”) is an exploration and development company for which ProFrac LLC performs pressure pumping services, and from which the Company has a short-term lease for certain office space.

Flying A Pump Services, LLC (“Flying A”) is an oilfield services company which provides pump down and acid services, to which ProFrac LLC rents and sells equipment and frac fleet components.

MC Estates, LLC and the Shops at Willow Park, LLC (“Related Lessors”) own various industrial parks and office space leased by the ProFrac Predecessor. Amounts paid to Related Lessors are recorded in selling, general and administrative expenses on our consolidated statements of operations.

Wilks Construction Company, LLC (“Wilks Construction”) is a construction company that has built and made renovations to several buildings for the Company, including construction of a new sand plant. Amounts paid to Wilks Construction are recorded in capital expenditures on our consolidated statements of cash flows.

3 Twenty-Three, LLC (“3 Twenty-Three”) is a payroll administrator which performs payroll services on behalf of its customers, including the ProFrac Predecessor. Amounts paid to 3 Twenty-Three are recorded in cost of revenues, exclusive of depreciation and depletion and selling, general and administrative expenses on our consolidated statements of operations.

Carbo Ceramics Inc. (“Carbo”) is a provider of ceramic proppant which will at times purchase conventional proppant from the Company to act as a broker for its customers. Additionally, the Company will at times purchase manufactured proppant from Carbo for the stimulation services segment.

FHE (“FHE”) is a provider of production and well completion equipment used at the wellsite. Its RigLock and FracLock systems remotely connect surface equipment to the wellhead that keeps crews safer and speeds up operations while also reducing the volume of high-pressure iron. Amounts paid to FHE are recorded in capital expenditures on our consolidated statements of cash flows.

The following table summarizes expenditures with related parties for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(In thousands)	2022	2021
Automatize	$14,275	$12,756
FHE	3,250	—
Wilks Brothers	257	2,554
Related Lessors	1,223	1,538
Wilks Construction	941	—
Equify Financial	685	—
3 Twenty-Three	247	—
Carbo	—	353
Cisco Logistics	—	264
Interstate	20	8
Equify Risk	—	3
Other	38	10
Total	$20,936	$17,486

The following table summarizes related party accounts payable as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
(In thousands)	2022	2021
Automatize	$10,125	$11,198
Wilks Brothers	8,632	9,990
Wilks Construction	707	57
Carbo	28	10
Related Lessors	37	1
Other	24	19
Total	$19,553	$21,275

The following table summarizes revenue from related parties for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(In thousands)	2022	2021
Flying A	$1,372	$951
Carbo	249	20
Wilks Brothers	1	(2)
Other	—	9
Total	$1,622	$978

The following table summarizes related party accounts receivable as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
(In thousands)	2022	2021
Flying A	$1,528	$2,412
Cisco Logistics	1,493	1,489
Carbo	193	591
Other	182	23
Total	$3,396	$4,515

Additionally, in January and February of 2021, ProFrac LLC executed two agreements with one of ProFrac LLC’s members for the sale of certain lots of equipment, in exchange for $8.7 million in cash, an amount that approximates the net book value of the assets. Under these agreements, for any assets subsequently resold by the member, ProFrac LLC will reimburse the member for a certain percentage of the net loss, or conversely be entitled to a certain percentage of the net gain, at rates established in the agreements. As of March 31, 2022, the majority of the assets have been sold by the member, and ProFrac LLC’s remaining liability of approximately $0.2 million for assets that have not been resold has been recorded.

On February 4, 2022, THRC Holdings entered into a Rights Agreement with Encantor Properties LP, one of the sellers from whom the Company purchased the Munger Ranch property, under which the related party was assigned rights to $8.1 million of the $30.0 million in consideration related to the Munger purchase. As part of the IPO completed in May 2022, the sellers of Munger Ranch were issued 2,114,273 shares of Class A Common Stock in exchange for the $30.0 million consideration related to the Munger Ranch purchase. See Note 15 – Subsequent Events.

11. Acquisitions and investments

FTS International, Inc.

On March 4, 2022, the Company acquired the outstanding stock of FTSI for a purchase price of $405.7 million, consisting of cash consideration of $332.8 million, and THRC Holdings’ equity interest of $72.9 million (“THRC FTSI Related Equity”) (collectively the “FTSI Acquisition”).

The THRC FTSI Related Equity was the result of a transaction whereby THRC Holdings, which owned approximately 19.5% of FTSI, agreed to retain that interest in FTSI in lieu of receiving cash pursuant to the FTSI Merger Agreement. Immediately following the closing of the cash acquisition pursuant to the Agreement and Plan of Merger, dated as of October 21, 2021, by and among FTSI, ProFrac LLC and ProFrac Acquisitions, Inc. (the “FTSI Merger Agreement”), ProFrac LLC distributed the 80.5% of the FTSI equity it acquired in such merger to Farris Wilks and THRC Holdings in a manner that resulted in each of them owning 50% of FTSI (the “FTSI Distribution”), with THRC Holdings receiving a smaller share of the FTSI Distribution and instead retaining certain preferred equity in ProFrac LLC in lieu of its redemption in connection with such distribution.

We have accounted for the acquisition of FTSI using the acquisition method of accounting. We used our best estimates and assumptions to assign fair value to the tangible and intangible assets expected to be acquired and liabilities expected to be assumed at the acquisition date. The majority of the measurements of assets acquired and liabilities assumed, are based on inputs that are not observable in the market and thus represent Level 3 inputs.

The following table summarizes the preliminary allocation of the purchase price:

(In thousands)
Assets acquired:
Cash and cash equivalents	$53,771
Accounts receivable	89,268
Prepaid expense and other assets	4,037
Inventories	42,344
Property, plant and equipment	307,113
Operating lease ROU asset	2,748
Intangible assets	1,239
Other assets	1,583
Total assets acquired	502,103
Liabilities assumed:
Accounts payable	62,985
Accrued expenses	19,308
Operating lease liability current	1,235
Current portion of debt	10,136
Other current liabilities	309
Operating lease liability non-current	1,512
Other non-current liabilities	928
Total liabilities assumed	96,413
Net assets acquired	$405,690

The allocation of the purchase price to FTSI’s net tangible assets and liabilities and identifiable intangible assets as of March 4, 2022, is preliminary and subject to revisions to the fair value calculations for the identifiable assets and liabilities. The determination and allocation of the purchase consideration are subject to change during the measurement period, up to one year from the date the acquisition closed.

For the three months ended March 31, 2022, our revenues and pretax earnings included $48.6 million and $0.1 million loss, respectively, associated with the FTSI acquired operations after the closing on March 4, 2022. In addition, FTSI Acquisition-related costs of approximately $3.7 million were incurred during the three months ended March 31, 2022, consisting of external legal and consulting fees. These costs are classified in selling, general and administrative expense in the consolidated statements of operations. Additionally, we incurred $9.3 million in severance costs in connection with the FTSI Acquisition, which are classified in selling, general and administrative expense in the consolidated statements of operations.

The following unaudited pro forma results of operations have been prepared as though the FTSI acquisition had been completed on January 1, 2021. Pro forma amounts are based on the purchase price allocation of the significant acquisition and are not necessarily indicative of the results that may be reported in the future.

	Three Months Ended March 31,
(In thousands)	2022	2021
Revenue	$421,615	$245,493
Net loss	$(1,223)	$(49,626)

Flotek Industries, Inc.

On February 2, 2022, we entered into an agreement with Flotek Industries, Inc. (“Flotek”), pursuant to which Flotek will provide full downhole chemistry solutions for a minimum of ten hydraulic fleets for three years starting on April 1, 2022, at a price of cost plus 7% (“Flotek Supply Agreement”). In exchange for entry into the Flotek Supply Agreement, we received $10 million in initial principal amount of notes that are convertible into Flotek common stock (“Convertible Notes”) and acquired an additional $10 million in principal amount of Convertible Notes in a related private offering transaction. Our equity ownership in Flotek on a fully diluted basis as a result of this investment is approximately 17%. In addition, we are permitted to designate up to two new directors to Flotek’s board of directors.

On February 16, 2022, we and Flotek agreed to amend the Flotek Supply Agreement to increase the term to ten years and increase the scope to 30 fleets. In exchange for our entry into the amendment to the Flotek Supply Agreement (the “Flotek Supply Agreement Amendment”), Flotek agreed to issue us $50 million in initial principal amount of Convertible Notes that will be convertible into

Flotek common stock. The Flotek Supply Agreement Amendment and issuance to us of additional Flotek Convertible Notes are conditioned upon customary closing conditions including the approval of Flotek’s shareholders. In May 2022, the Flotek shareholders approved the Convertible Notes issuance and the Flotek Supply Agreement Amendment. See Note 15 – Subsequent Events. Our equity ownership in Flotek on a fully diluted basis after the consummation of these transactions is approximately 43%, and we will be permitted to designate two additional directors, or up to four new directors to Flotek’s board of directors.

The Flotek Supply Agreement Amendment includes a minimum annual volume commitment whereby we will be obligated to pay Flotek liquidated damages equal to 25% of the shortfall for such year, should we fail to meet the minimum purchase amount.

The notes issued to ProFrac accrue paid-in-kind interest at a rate of 10% per annum, have a maturity of one year, and convert into common stock of Flotek (a) at the holder’s option at any time prior to maturity, at a price of $1.088125 per share, (b) at Flotek’s option, if the volume-weighted average trading price of Flotek’s common stock equals or exceeds $2.50 for 20 trading days during a 30 consecutive trading day period, or (c) at maturity, at a price of $0.8705 (the “Convertible Notes”). We initially recognized the Convertible Notes with an initial principal balance of $20 million at $20 million.

We have designated our investment in the Convertible Notes as trading securities. Securities designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in net investment income on the consolidated statements of operations. For the three months ended March 31, 2022, we recognized noncash income of $8.1 million as other (expense) income on our consolidated statements of operations related to the change in fair value of the Convertible Notes. The Company had an investment of $28.1 million in Flotek as of March 31, 2022, a Level 3 fair value measurement. See Note 12 — Fair Value of Financial Instruments for more information on our investments using Level 3 measurements.

Basin Production and Completion LLC

During the year ended December 31, 2021, the Company purchased Series B-1 Preferred Units of Basin Production and Completion LLC (“BPC”), a manufacturer of equipment used in hydraulic fracturing for $4.2 million. This comprises approximately 20% of the BPC Series B Preferred Units. As of December 31, 2021, we did not exercise significant influence over this entity. As we determined this to be an equity security, we initially recorded our investment at cost, presented as “Investments” in our consolidated balance sheets as of December 31, 2021.

On February 9, 2022, the Company entered into an agreement to purchase all the series A-1 & B-1 preferred units of BPC for $46.0 million (“Basin Units Acquisition”), consisting of $40.0 million to BPC for series A-1 & B-1 preferred units and $6.0 million to selling holders of BPC series B-1 preferred units. Additionally, on February 14, 2022, the Company made a loan to FHE USA LLC, a subsidiary of BPC for $1.25 million. The loan bears interest at the rate of 5% per annum. Interest is either paid at each calendar quarter end or added to the principal balance at the election of BPC.  The loan matures on February 14, 2027. The Company had an investment of $50.2 million in BPC as of March 31, 2022.

As of March 31, 2022, our investments in BPC provide the Company the ability to have significant influence, but not control over BPC’s operations. BPC's business and affairs are managed under the direction of its board of directors, which the Company does not control. Based on our evaluation, we determined that BPC is a VIE, but the Company is not the primary beneficiary of the VIE. We have elected the fair value option to account for our equity method investment in BPC. See Note 12 — Fair Value of Financial Interests for more information on our investments using Level 3 measurements.

EKU

On December 22, 2020, the Company purchased a 25% stake in EKU, an equipment manufacturer based in Germany, for $1.2 million. For the year ended December 31, 2020, we accounted for this investment using the equity method as we had significant influence over EKU, and held a voting interest of 20% or greater, but less than 50%. In January 2021, the Company obtained a controlling interest in EKU, the results of which are consolidated thereafter.

The Company obtained a 75% controlling interest in EKU in January 2021 and performed a purchase price allocation in conjunction with the consolidation of this subsidiary. We recognized net working capital of $2.5 million, property, plant and equipment of $0.4 million, intangible assets of $3.5 million and debt of $1.4 million at estimated fair value. In consolidation, we eliminated our investment in associate, recognized equity of $3.7 million for the value of our 75% interest, and noncontrolling interest of $1.2 million for the value of the minority shareholder positions. See Note 6 – Intangible Assets for additional information related to the recognized intangible assets.

Munger Ranch

The Company entered into an agreement to acquire property in West Texas (“Munger Right Agreement”) in November 2021 for a purchase price of $30.0 million. Under the Munger Right Agreement, the sellers were given the option to receive the consideration in cash, or in the event of an IPO prior to November 17, 2022, in equity, at the sellers’ election. Under the equity option, in the event the Company completes an IPO, the sellers would be entitled to 1.5% of the outstanding shares of common stock immediately following the IPO. Each seller initially elected the equity option, as such this was a non-cash transaction for the Company for the year ended December 31, 2021. The Munger Right Agreement includes a ‘Make Whole’ provision. Under the Make Whole provision, if any seller liquidates 100% of the Class A shares they are issued prior to the one-year anniversary of the IPO, then the company will pay the difference between the IPO price of the shares disposed and the disposal price of the Class A shares. As of March 31, 2022, the liability of $30.0 million is presented within Other Current Liabilities in our Balance Sheet. The acquired property was treated as an asset acquisition and not an acquisition of a business, and is presented within Property, plant, and equipment in our consolidated balance sheets as of March 31, 2022.

On February 4, 2022, THRC Holdings entered into a Rights Agreement with Encantor Properties LP, one of the sellers from whom the Company purchased the Munger Ranch property, under which the related party was assigned rights to $8.1 million of the $30.0 million in consideration related to the Munger purchase.

As part of the IPO completed in May 2022, the sellers of Munger Ranch were issued 2,114,273 shares of Class A Common Stock in exchange for the $30.0 million consideration related to the Munger Ranch purchase. See Note 15 – Subsequent Events.

iO-TEQ, LLC

The Company acquired iO-TEQ, LLC (“IOT”) in October 2021 for $2.2 million and performed a purchase price allocation at the acquisition date. We recognized net working capital of $0.2 million, property, plant and equipment of $0.1 million, intangible assets of $2.4 million and debt of $0.4 million at estimated fair value. See Note 6 – Intangible Assets for additional information related to the recognized intangible assets.

Best Flow minority interests

In December 2021, the Company entered into an agreement with Eagleton Venture, Inc. (“Eagleton”) to purchase Eagleton’s 15.172% interest in Best Flow for a purchase price of $3.9 million.  During the three months ended March 31, 2022. Eagleton was paid $3.9 million in cash.

12. Fair value of financial instruments

Assets and liabilities recorded on a recurring basis in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values.

The Company’s financial instruments and investments that are carried at fair value consist mainly of Level 3 assets. Level 3 assets that are measured on a recurring basis relate to the Company’s investments in (i) Convertible Notes of Flotek, designated as trading securities and (ii) the equity method investment in BPC, for which we elected the fair value option, as described in Note 11 – Acquisitions and Investments for disclosure of the terms of these investments. The Company did not have any assets or liabilities measured at fair value using Level 2 of the fair value hierarchy at March 31, 2022. We had no Level 2 or Level 3 assets or liabilities as of December 31, 2021.

The following table sets forth the fair value of the Company’s financial instruments within Level 3 of the fair value hierarchy.

(In thousands)	March 31, 2022
Level 3
Flotek Convertible Notes	$28,100
BPC Investment	50,196
Total	$78,296

The estimated fair value of the Flotek Convertible Notes as of March 31, 2022 was valued using a Monte Carlo simulation with inputs such as the market trading price of the Flotek’s common stock, the expected volatility of the Flotek’s stock price based on historical trends, a risk-free rate of interest based on US Treasury note rates and the term of the debt, the time to liquidation based on the maturity date of the notes, and a discount rate adjusted based on the credit risk of Flotek.

The key inputs into the Monte Carlo simulation used to estimate the fair value the Convertible Notes as of March 31, 2022, were as follows:

March 31, 2022
Risk-free interest rate	1.63%
Expected volatility	90.0%
Term until liquidation (years)	0.84
Stock price	$1.26
Discount rate	7.2%

The estimated fair value of the BPC investment as of March 31, 2022 was determined to approximate cost considering the timing of the purchase of the investment. Going forward the fair value of the investment in BPC will be estimated utilizing a combination of the market and income approaches.

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from inception to March 31, 2022:

(In thousands)	March 31, 2022
Level 3
Fair value, beginning of period	$—
Acquisition of Flotek Convertible Notes	20,000
Acquisition of investment in BPC	45,952
Transfer of cost method investment to Level 3 fair value measurement	4,244
Change in fair value of Level 3 fair value measurements	8,100
Fair value, end of period	$78,296

13. Commitments and contingencies

Litigation

In the ordinary course of business, we are the subject of, or party to a number of pending or threatened legal actions and administrative proceedings arising in the ordinary course of our business. While many of these matters involve inherent uncertainty, we believe that, other than as described below, the amount of the liability, if any, ultimately incurred with respect to proceedings or claims will not have a material adverse effect on our consolidated financial position as a whole or on our liquidity, capital resources or future annual results of operations.

Patterson v. FTS International Manufacturing, LLC and FTS International Services, LLC: On June 24, 2015, Joshua Patterson filed a lawsuit against the Company in the 115th Judicial District Court of Upshur County, Texas, alleging, among other things, that the Company was negligent with respect to an automobile accident in 2013. Mr. Patterson sought monetary relief of more than $1 million. On July 19, 2018, a jury returned a verdict of approximately $100 million, including punitive damages, against the Company. The trial court reduced the judgment on November 12, 2018, to approximately $33 million. The Company’s insurance carriers appealed and the Twelfth Court of Appeals reversed the verdict in its entirety on August 26, 2020, remanding the case for a new trial. The Company’s insurance carriers are currently appealing one of the appellate findings with the Texas Supreme Court. No new trial date has been set. While the outcome of this case is uncertain, the Company has met its insurance deductible for this matter and we do not expect the ultimate resolution of this case to have a material adverse effect on our consolidated financial statements.

Lonestar Prospects, Ltd. d/b/a Vista Sand v. ProFrac Services, LLC: ProFrac Services, LLC (“ProFrac Services”) entered into a Master Purchase Agreement For Products And/Or Services with Lonestar Prospects, Ltd. d/b/a Vista Sand (“Vista”), dated November 27, 2017 (the “Vista MSA”), as amended by the First Addendum to Vista MSA and the First Amendment to Vista MSA, both of which are dated June 10, 2018 (collectively, the “Vista Agreement”). Under the terms of the Vista Agreement, ProFrac Services agreed to purchase certain quantities of sand from Vista. Vista filed a complaint against ProFrac Services in the United States Bankruptcy Court for the Northern District of Texas on March 15, 2021, in which it alleges that ProFrac Services breached the terms of the Vista Agreement by failing to purchase the required amount of sand or pay for the underpurchased amounts as required by the Vista Agreement. Vista is seeking damages of approximately $8.31 million. Vista and ProFrac Services have entered into a mutually agreed upon Scheduling Order signed by the Court on February 12, 2022. Trial docket call for this matter is currently scheduled for September 6, 2022.

When deemed necessary, we establish reserves for certain legal proceedings. The establishment of a reserve is based on an estimation process that includes the advice of legal counsel and subjective judgment of management. While management believes these reserves to be adequate, it is reasonably possible we could incur additional losses with respect to those matters in which reserves have been established. As of March 31, 2022, we have recorded an estimated liability of $4.0 million related to a contract dispute claim with a vendor.

We will continue to evaluate our litigation on a quarterly basis and will establish and adjust any litigation reserves as appropriate to reflect our assessment of the then current status of litigation.

14. Segment information

Our business has three reportable segments: Stimulation services, Manufacturing and Proppant production. Each reportable segment represents a separate business unit that operated as a standalone company prior to the reorganization of the Company in December 2021. Following the reorganization, each reportable segment continues to have distinct management and prepares discrete financial information for the segment (consistent with when each operated as a standalone business). FTSI is part of our stimulation services segment. Our chief operating decision makers review the discrete segment financial information, including Adjusted EBITDA as the measure of profitability, to evaluate the performance of our segments and make resource allocation decisions.

We account for intersegment transactions as if the transactions were with third parties, that is, at estimated current market prices. For the three months ended March 31, 2022 and 2021, intersegment revenues for the manufacturing segment were 84% and 86%, respectively. For the three months ended March 31, 2022 and 2021, intersegment revenues for the proppant production segment were 69% and 29%, respectively.

The performance of our segments is evaluated primarily on Adjusted EBITDA. We define Adjusted EBITDA as our net income (loss), before (i) interest expense, net, (ii) income tax provision, (iii) depreciation, depletion and amortization, (iv) loss on disposal of assets, and (v) other unusual or non-recurring charges, such as costs related to our initial public offering, non-recurring supply commitment charges, certain bad debt expense and gain on extinguishment of debt.

Segment information, and a reconciliation of Adjusted EBITDA, for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021
Revenues
Stimulation services	$336,155	$143,703
Manufacturing	32,006	14,657
Proppant production	12,408	5,589
Total segments	380,569	163,949
Eliminations	(35,589)	(14,363)
Total	$344,980	$149,586
Adjusted EBITDA
Stimulation services	$73,569	$12,953
Manufacturing	10,022	2,330
Proppant production	7,885	2,406
Adjusted EBITDA for reportable segments	91,476	17,689
Interest expense, net	(9,272)	(6,035)
Depreciation, depletion and amortization	(44,216)	(35,461)
Income tax benefit (provision)	(752)	25
(Gain) loss on disposal of assets, net	154	(2,207)
Loss on extinguishment of debt	(8,273)	—
Bad debt expense, net of recoveries	(5)	—
Loss on foreign currency transactions	(12)	—
Reorganization costs	(55)	—
Acquisition related expenses	(13,019)	—
Investment income	8,100	—
Net income (loss)	$24,126	$(25,989)

Segment information as of March 31, 2022 and December 31, 2021 is as follows:

(In thousands)	March 31, 2022	December 31, 2021
Total assets
Stimulation services	$1,213,208	$510,579
Manufacturing	104,124	77,968
Proppant production	107,628	100,294
Total segment assets	1,424,960	688,841
Eliminations	(111,072)	(24,271)
Total	$1,313,888	$664,570

15. Subsequent events

The following events occurred after March 31, 2022:

On May 12, 2022, ProFrac Holding Corp. completed its IPO of 16,000,000 shares of its Class A common stock, par value $0.01 per share (the "Class A Common Stock") at a public offering price of $18.00 per share.  On June 6, 2022, an over-allotment option was exercised resulting in an additional 2,228,153 shares of Class A Common Stock being priced at $18.00 per share. The IPO and exercise of the over-allotment option generated combined net proceeds of $303.9 million, after deducting underwriter discounts and commissions and estimated offering costs. The Company used $72.9 million of the net proceeds to redeem the membership ownership interests from the then-existing owners of THRC FTSI Related Equity (as described in Note 11 – Acquisitions and Investments) and contributed the remaining proceeds to ProFrac LLC. The Company used the remaining proceeds (i) to pay down $143.8 million of the outstanding borrowings under the New Term Loan Credit Facility (as defined herein) (ii) to fully pay the $22.0 million of the outstanding borrowings of the Backstop Note (as defined herein) (iii) pay down $22.0 million of the outstanding borrowings of the Closing Date Note (as defined herein) (iv) to pay down $20.8 million of the outstanding borrowings of the Equify Bridge Note (as defined herein) and (v) with the remaining proceeds to be used for general corporate uses and additional repayment of debt.

On April 8, 2022, the New ABL Credit Facility was amended to add the $100.0 million incremental facility, increasing the maximum revolver amount and lender commitments to $200.0 million. In connection with increasing the maximum revolver amount, certain thresholds in the following definitions and/or provisions were revised proportionately to account for such increase in the maximum revolver amount: the definition of Cash Dominion Period, the definition of Collateral Reporting Period, the definition of Covenant Trigger Period, the definition of Specified Conditions and the Minimum Liquidity covenant. All other terms and conditions of the New ABL Credit Facility remained substantially unchanged. As of April 30, 2022, the maximum availability under the New ABL Credit Facility was the aggregate lender commitments of $200.0 million with $110.7 million of borrowings outstanding and $9.2 million of letters of credit outstanding, resulting in approximately $80.1 million of remaining availability.

On May 17, 2022, ProFrac Services, LLC (“ProFrac Services”) and Flotek Chemistry, LLC (“Flotek Chemistry”), entered into an amendment (the “Amendment”) to the Flotek Supply Agreement between Flotek Chemistry and ProFrac Services dated February 2, 2022 pursuant to which ProFrac Services will purchase certain products and services from Flotek Chemistry.

The Amendment was entered into in connection with the closing of transactions (the “Closing”) contemplated by that certain Securities Purchase Agreement, dated as of February 16, 2022, between Flotek and ProFrac Holdings, LLC, an affiliate of the Company (“ProFrac Holdings”). Concurrent with the Closing, (i) the term of the Flotek Supply agreement is increased to ten years and the scope increased to 30 fleets (ii) Flotek issued $50,000,000 in aggregate principal amount of 10% convertible PIK notes to ProFrac Holdings and (iii) Flotek and ProFrac Holdings entered into a registration rights agreement with respect to the resale of shares of common stock of Flotek acquired by ProFrac Holdings or its affiliates.

On May 12, 2022, as part of the IPO completed in May 2022, the sellers of Munger Ranch were issued 2,114,273 shares of Class A Common Stock as consideration for the Munger Ranch purchase.

On May 3, 2022, Wilks Brothers, (the “Service Provider”) and ProFrac II LLC entered into a shared services agreement (the “Shared Services Agreement”), pursuant to which the Service Provider will provide certain consulting, technical and administrative services to ProFrac II LLC. In exchange for such services, ProFrac II LLC will pay to the Service Provider an aggregate annual retainer fee equal to $7.0 million payable in quarterly installments. The Shared Services Agreement will continue for a period of three years from its execution date, and then automatically be extended for additional one-year terms unless the Service Provider or ProFrac II LLC provides 90 days prior written notice of its desire not to automatically extend the term. The Shared Services Agreement may only be assigned by a party with the other party’s consent. Farris C. Wilks and Dan H. Wilks own the Service Provider.

On May 2, 2022, the Company adopted the Long Term Incentive Plan (“LTIP”) for the benefit of employees, directors and consultants of the Company and its affiliates. The LTIP provides for the grant of all or any of the following types of awards: (1) incentive stock options qualified as such under U.S. federal income tax laws; (2) stock options that do not qualify as incentive stock options; (3) stock appreciation rights; (4) restricted stock awards; (5) restricted stock units; (6) bonus stock; (7) dividend equivalents; (8) other stock-based awards; (9) cash awards; and (10) substitute awards. Subject to adjustment in accordance with the terms of the LTIP, 3,120,708 shares of Class A Common Stock have been reserved for issuance pursuant to awards under the LTIP. If an award under the LTIP is forfeited, settled for cash or expires without the actual delivery of shares, any shares subject to such award will again be available for new awards under the LTIP. The LTIP will be administered by the board’s compensation committee or the board, as applicable. As of June 21, 2022, an aggregate of 509,467 restricted stock units with respect to 509,467 shares of Class A Common Stock were issued and outstanding under the LTIP.

On June 16, 2022, ProFrac II LLC entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) by and among ProFrac II LLC, FoxRock Ranch Holding Company, LLC (“SP Seller”), SP Silica of Monahans, LLC (“SP Monahans”) and SP Silica Sales, LLC (“SP Sales and, together with SP Monahans, the “SP Companies”). Pursuant to the Purchase Agreement, at the Closing (as defined in the Purchase Agreement), upon the terms and subject to the conditions set forth in the Purchase Agreement, ProFrac II LLC has agreed to purchase from SP Seller 100% of the issued and outstanding membership interests of each of the SP Companies for a purchase price of $90,000,000 in cash, subject to certain customary working capital, indebtedness and other adjustments at the time of the closing (the “SPS Acquisition”). The closing of the transactions contemplated by the Purchase Agreement is to take place on the third business day after the satisfaction or waiver of all conditions to the obligations of the parties to consummate such transactions. In connection with the closing of the SPS Acquisition, ProFrac II LLC would acquire, among other things, an in-basin frac sand facility and related mining operations in the Permian Basin.

On June 17, 2022, ProFrac II LLC, a wholly-owned subsidiary of ProFrac Holdings, and Flotek entered into a Securities Purchase Agreement (the “Flotek SPA”). In connection with the closing of the Flotek SPA on June 21, 2022, Flotek issued and sold to ProFrac II LLC certain pre-funded warrants of Flotek, each exercisable into one share of Flotek common stock, on the terms and subject to the conditions set forth therein. Pursuant to the Flotek SPA, at the closing, Flotek issued and sold to ProFrac II LLC pre-funded warrants (the “Flotek Warrants”) to purchase from Flotek up to a total of 13,104,839 shares of Flotek common stock (the “Warrant Shares”) at any time and at an exercise price equal to $0.0001 per share (subject to adjustment in accordance with the terms of the Flotek Warrant), in exchange for the payment by ProFrac II LLC to Flotek of $19,500,000 in cash. ProFrac II LLC and its affiliates may not receive any voting or consent rights in respect of the Flotek Warrants or the underlying shares unless and until (i) Flotek has obtained approval from a majority of its shareholders excluding ProFrac II LLC and its affiliates and (ii) ProFrac II LLC has paid an additional $4,500,000 to Flotek.

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2022 (the “USWS Merger 8-K”), on June 21, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, U.S. Well Services, Inc., a Delaware corporation (“USWS”), and Thunderclap Merger Sub I, Inc., a Delaware corporation and an indirect subsidiary of the Company (“Merger Sub”). The Merger Agreement provides for, among other things, the merger of Merger Sub Inc. with and into USWS, with USWS surviving the merger as the surviving corporation and an indirect subsidiary of the Company (the “Merger”). The acquisition is expected to be completed in the fourth quarter of 2022, subject to the satisfaction of customary closing conditions, including the approval of USWS stockholders, as described further below and in the USWS Merger 8-K.

Based on the closing price of the Company’s Class A Common Stock (as reported on the Nasdaq Global Select Market) of $21.49 per share on June 21, 2022, the last trading day prior to announcement of the Merger Agreement, the transaction represents aggregate stock consideration of approximately $93 million and a consideration per share of Class A Common Stock of USWS, par value $0.0001 per share (the “USWS Common Stock”) of $1.21. After giving effect to the conversions of certain securities of USWS, as described in the USWS Merger 8-K, the total stock consideration payable to USWS stockholders and holders of USWS equity awards, based on the Company’s Class A Common Stock June 21, 2022 closing price, would be approximately $270 million.

Dan Wilks and Farris Wilks, together with certain of their affiliates, (collectively, the “Wilks Parties”) collectively hold a controlling interest in the Company. Certain Wilks Parties also own certain securities of USWS. Upon the consummation of the Merger, the Wilks Parties will receive an aggregate of 4,112,407 shares of the Company’s Class A Common Stock as merger consideration (assuming, solely for the purpose of this calculation, a hypothetical closing date of October 31, 2022), which, based on the Company’s Class A Common Stock June 21, 2022 closing price, would be approximately $88.4 million.

The parties to the Merger Agreement made representations, warranties and covenants that are customary for transactions of this nature. The representations and warranties of the respective parties to the Merger Agreement will not survive the closing of the Merger. The Merger Agreement includes customary covenants of the parties, including, among others, covenants (a) for the Parties to conduct their respective businesses in the ordinary course during the interim period between the date of the execution of the Merger Agreement and the consummation of the Merger, (b) that the Parties not engage in certain kinds of transactions during the interim period between the date of the execution of the Merger Agreement and the consummation of the Merger, (c) that the Company use commercially reasonable efforts to obtain and consummate a financing to fund the repayment in connection with the closing of the Merger of certain indebtedness of USWS and its subsidiaries as promptly as reasonably possible following the date of the Merger Agreement, (d) that USWS reasonably cooperate with such financing efforts and (e) providing for the Company and USWS to cooperate in the preparation, and obtaining the effectiveness of, the Registration Statement (as defined in the Merger Agreement) to be used in connection with the Merger.

USWS further agreed (a) to amend the terms of certain USWS securities, and to use commercially reasonable efforts to amend certain USWS equity awards, each as described in the USWS Merger 8-K, (b) not to solicit proposals relating to alterative business combination transactions or, subject to certain exceptions, enter into discussions or an agreement concerning or provide confidential information in connection with any proposals for alternative business combination transactions and (c) as soon as practicable following the date of the Merger Agreement convene and hold a special meeting of the holders of USWS Common Stock for the purposes of obtaining the approval of the stockholders of USWS.

The consummation of the Merger is subject to customary conditions, including, among others, (a) receipt of the approval of the stockholders of USWS, (b) the absence of any applicable law or order prohibiting the consummation of the Merger or the issuance of Company stock in connection with the Merger, (c) the expiration or termination of the HSR Act waiting period, (d) the effectiveness of the registration statement in connection with the Merger, (e) approval of the issuance of Company stock in connection with the Merger for listing on Nasdaq, (f) subject to certain exceptions, the accuracy of the representations and warranties of each party, (g) the performance in all material respects of each party of its obligations under the Merger Agreement and (h) the absence of a material adverse effect on the Company and USWS.

The Merger Agreement contains certain termination rights for both the Company and USWS and further provides that, upon termination of the Merger Agreement under specified circumstances, USWS may be required to pay the Company a termination fee of $8,000,000 or reimburse ProFrac for certain expenses in an amount up to $3,000,000, in each case, depending on the termination event.

ProFrac Holding Corp.

Balance sheets

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Receivable from stockholder	$10	$10
Total assets	$10	$10
Stockholder's equity
Common stock, $0.01 par value; authorized 1,000 shares; 1,000 issued and outstanding	$10	$10
Total stockholder's equity	$10	$10

The accompanying notes are an integral part of these balance sheets.

ProFrac Holding Corp.

Notes to the balance sheets

1. Nature of operations

ProFrac Holding Corp. (the “Company”) was formed on August 17, 2021, pursuant to the laws of the State of Delaware to become a holding company for ProFrac Holdings, LLC and certain other affiliates.

2. Summary of significant accounting policies

Basis of presentation

This balance sheet has been prepared in accordance with accounting principles generally accepted in the United States of America. Separate statements of operations, statements of changes in stockholder’s equity and statements of cash flows have not been presented because the Company has had no business transactions or activities through March 31, 2022.

3. Subsequent events

The following events occurred after March 31, 2022:

On May 12, 2022, ProFrac Holding Corp. completed its IPO of 16,000,000 shares of its Class A common stock, par value $0.01 per share (the "Class A Common Stock") at a public offering price of $18.00 per share.  On June 6, 2022, an over-allotment option was exercised resulting in an additional 2,228,153 shares of Class A Common Stock being priced at $18.00 per share. The IPO and exercise of the over-allotment option generated combined net proceeds of $303.9 million, after deducting underwriter discounts and commissions and estimated offering costs. The Company contributed $72.9 million of the net proceeds to ProFrac Holdings, LLC (“ProFrac Holdings”) that was used to redeem certain membership ownership interests related to ProFrac Holdings’s acquisition of FTS International, Inc. The Company contributed $208.6 million to ProFrac Holdings that was used to repay certain indebtedness, and the Company contributed the remaining proceeds to ProFrac Holdings to be used for general corporate purposes and additional repayment of debt. As a result of the IPO and related corporate restructuring, the Company became the managing member of ProFrac Holdings.

On May 17, 2022, ProFrac Services, LLC (“ProFrac Services”), a wholly-owned subsidiary of ProFrac Holdings, and Flotek Chemistry, LLC (“Flotek Chemistry”), entered into an amendment (the “Amendment”) to the Flotek Supply Agreement between Flotek Chemistry and ProFrac Services dated February 2, 2022 pursuant to which ProFrac Services will purchase certain products and services from Flotek Chemistry.

The Amendment was entered into in connection with the closing of transactions (the “Closing”) contemplated by that certain Securities Purchase Agreement, dated as of February 16, 2022, between Flotek and ProFrac Holdings. Concurrent with the Closing, (i) the term of the Flotek Supply agreement is increased to ten years and the scope increased to 30 fleets (ii) Flotek issued $50,000,000 in aggregate principal amount of 10% convertible PIK notes to ProFrac Holdings and (iii) Flotek and ProFrac Holdings entered into a registration rights agreement with respect to the resale of shares of common stock of Flotek acquired by ProFrac Holdings or its affiliates.

ProFrac Holdings entered into an agreement to acquire property in West Texas (“Munger Right Agreement”) in November 2021 for a purchase price of $30.0 million. Under the Munger Right Agreement, the sellers were given the option to receive the consideration in cash, or in the event of an IPO of the Company prior to November 17, 2022, in equity, at the sellers’ election. Under the equity option, in the event the Company completes an IPO, the sellers would be entitled to 1.5% of the outstanding shares of common stock immediately following the IPO. Each seller initially elected the equity option. As part of the IPO completed in May 2022, the sellers of Munger Ranch were issued 2,114,273 shares of Class A Common Stock in exchange for the $30.0 million consideration related to the Munger Ranch purchase.

On May 2, 2022, the Company adopted the Long Term Incentive Plan (“LTIP”) for the benefit of employees, directors and consultants of the Company and its affiliates. The LTIP provides for the grant of all or any of the following types of awards: (1) incentive stock options qualified as such under U.S. federal income tax laws; (2) stock options that do not qualify as incentive stock options; (3) stock appreciation rights; (4) restricted stock awards; (5) restricted stock units; (6) bonus stock; (7) dividend equivalents; (8) other stock-based awards; (9) cash awards; and (10) substitute awards. Subject to adjustment in accordance with the terms of the LTIP, 3,120,708 shares of Class A Common Stock have been reserved for issuance pursuant to awards under the LTIP. If an award under the LTIP is forfeited, settled for cash or expires without the actual delivery of shares, any shares subject to such award will again be available for new awards under the LTIP. The LTIP will be administered by the board’s compensation committee or the board, as applicable. As of

June 21, 2022, an aggregate of 509,467 restricted stock units with respect to 509,467 shares of Class A Common Stock were issued and outstanding under the LTIP.

On June 16, 2022, ProFrac II LLC entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) by and among ProFrac II LLC, FoxRock Ranch Holding Company, LLC (“SP Seller”), SP Silica of Monahans, LLC (“SP Monahans”) and SP Silica Sales, LLC (“SP Sales and, together with SP Monahans, the “SP Companies”). Pursuant to the Purchase Agreement, at the Closing (as defined in the Purchase Agreement), upon the terms and subject to the conditions set forth in the Purchase Agreement, ProFrac II LLC has agreed to purchase from SP Seller 100% of the issued and outstanding membership interests of each of the SP Companies for a purchase price of $90,000,000 in cash, subject to certain customary working capital, indebtedness and other adjustments at the time of the closing (the “SPS Acquisition”). The closing of the transactions contemplated by the Purchase Agreement is to take place on the third business day after the satisfaction or waiver of all conditions to the obligations of the parties to consummate such transactions. In connection with the closing of the SPS Acquisition, ProFrac II LLC would acquire, among other things, an in-basin frac sand facility and related mining operations in the Permian Basin.

On June 17, 2022, ProFrac II LLC, a wholly-owned subsidiary of ProFrac Holdings, and Flotek entered into a Securities Purchase Agreement (the “Flotek SPA”). In connection with the closing of the Flotek SPA on June 21, 2022, Flotek issued and sold to ProFrac II LLC certain pre-funded warrants of Flotek, each exercisable into one share of Flotek common stock, on the terms and subject to the conditions set forth therein. Pursuant to the Flotek SPA, at the closing, Flotek issued and sold to ProFrac II LLC pre-funded warrants (the “Flotek Warrants”) to purchase from Flotek up to a total of 13,104,839 shares of Flotek common stock (the “Warrant Shares”) at any time and at an exercise price equal to $0.0001 per share (subject to adjustment in accordance with the terms of the Flotek Warrant), in exchange for the payment by ProFrac II LLC to Flotek of $19,500,000 in cash. ProFrac II LLC and its affiliates may not receive any voting or consent rights in respect of the Flotek Warrants or the underlying shares unless and until (i) Flotek has obtained approval from a majority of its shareholders excluding ProFrac II LLC and its affiliates and (ii) ProFrac II LLC has paid an additional $4,500,000 to Flotek.

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2022 (the “USWS Merger 8-K”), on June 21, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, U.S. Well Services, Inc., a Delaware corporation (“USWS”), and Thunderclap Merger Sub I, Inc., a Delaware corporation and an indirect subsidiary of the Company (“Merger Sub”). The Merger Agreement provides for, among other things, the merger of Merger Sub Inc. with and into USWS, with USWS surviving the merger as the surviving corporation and an indirect subsidiary of the Company (the “Merger”). The acquisition is expected to be completed in the fourth quarter of 2022, subject to the satisfaction of customary closing conditions, including the approval of USWS stockholders, as described further below and in the USWS Merger 8-K.

Based on the closing price of the Company’s Class A Common Stock (as reported on the Nasdaq Global Select Market) of $21.49 per share on June 21, 2022, the last trading day prior to announcement of the Merger Agreement, the transaction represents aggregate stock consideration of approximately $93 million and a consideration per share of Class A Common Stock of USWS, par value $0.0001 per share (the “USWS Common Stock”) of $1.21. After giving effect to the conversions of certain securities of USWS, as described in the USWS Merger 8-K, the total stock consideration payable to USWS stockholders and holders of USWS equity awards, based on the Company’s Class A Common Stock June 21, 2022 closing price, would be approximately $270 million.

Dan Wilks and Farris Wilks, together with certain of their affiliates, (collectively, the “Wilks Parties”) collectively hold a controlling interest in the Company. Certain Wilks Parties also own certain securities of USWS. Upon the consummation of the Merger, the Wilks Parties will receive an aggregate of 4,112,407 shares of the Company’s Class A Common Stock as merger consideration (assuming, solely for the purpose of this calculation, a hypothetical closing date of October 31, 2022), which, based on the Company’s Class A Common Stock June 21, 2022 closing price, would be approximately $88.4 million.

The parties to the Merger Agreement made representations, warranties and covenants that are customary for transactions of this nature. The representations and warranties of the respective parties to the Merger Agreement will not survive the closing of the Merger. The Merger Agreement includes customary covenants of the parties, including, among others, covenants (a) for the Parties to conduct their respective businesses in the ordinary course during the interim period between the date of the execution of the Merger Agreement and the consummation of the Merger, (b) that the Parties not engage in certain kinds of transactions during the interim period between the date of the execution of the Merger Agreement and the consummation of the Merger, (c) that the Company use commercially reasonable efforts to obtain and consummate a financing to fund the repayment in connection with the closing of the Merger of certain indebtedness of USWS and its subsidiaries as promptly as reasonably possible following the date of the Merger Agreement, (d) that USWS reasonably cooperate with such financing efforts and (e) providing for the Company and USWS to cooperate in the preparation, and obtaining the effectiveness of, the Registration Statement (as defined in the Merger Agreement) to be used in connection with the Merger.

USWS further agreed (a) to amend the terms of certain USWS securities, and to use commercially reasonable efforts to amend certain USWS equity awards, each as described in the USWS Merger 8-K, (b) not to solicit proposals relating to alterative business combination transactions or, subject to certain exceptions, enter into discussions or an agreement concerning or provide confidential information in connection with any proposals for alternative business combination transactions and (c) as soon as practicable following the date of the Merger Agreement convene and hold a special meeting of the holders of USWS Common Stock for the purposes of obtaining the approval of the stockholders of USWS.

The consummation of the Merger is subject to customary conditions, including, among others, (a) receipt of the approval of the stockholders of USWS, (b) the absence of any applicable law or order prohibiting the consummation of the Merger or the issuance of Company stock in connection with the Merger, (c) the expiration or termination of the HSR Act waiting period, (d) the effectiveness of the registration statement in connection with the Merger, (e) approval of the issuance of Company stock in connection with the Merger for listing on Nasdaq, (f) subject to certain exceptions, the accuracy of the representations and warranties of each party, (g) the performance in all material respects of each party of its obligations under the Merger Agreement and (h) the absence of a material adverse effect on the Company and USWS.

The Merger Agreement contains certain termination rights for both the Company and USWS and further provides that, upon termination of the Merger Agreement under specified circumstances, USWS may be required to pay the Company a termination fee of $8,000,000 or reimburse ProFrac for certain expenses in an amount up to $3,000,000, in each case, depending on the termination event.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations

Recent Developments

Initial Public Offering

On May 12, 2022, we completed our initial public offering (“IPO”) of 16,000,000 shares of our Class A Common Stock at a public offering price of $18.00 per share. On June 6, 2022, an over-allotment option was exercised resulting in an additional 2,228,153 shares of Class A Common Stock being priced at $18.00 per share. The IPO and exercise of the over-allotment option generated combined net proceeds of $303.9 million, after deducting underwriter discounts and commissions and estimated offering costs.

In connection with our IPO, we entered into the transactions described in our Current Report on Form 8-K filed with the SEC on May 18, 2022.

Corporate Reorganization

Pursuant to a master reorganization agreement (the “Master Reorganization Agreement”) dated May 12, 2022, by and among the Company, ProFrac Holdings, LLC (“ProFrac LLC”) and certain other holders of common units of ProFrac LLC, the Company and ProFrac LLC completed certain restructuring transactions (the “Corporate Reorganization”). As part of the Corporate Reorganization:

•	the Company amended and restated its Certificate of Incorporation and Bylaws;
•	the Company and the other members of ProFrac LLC entered into the Third Amended and Restated ProFrac Limited Liability Company Agreement (the “Third A&R LLC Agreement”); and
•	in connection with the adoption of the Third A&R LLC Agreement, the Company was admitted as the sole managing member of ProFrac LLC.

For additional information regarding the Corporate Reorganization and the Master Reorganization Agreement, please see “Corporate Reorganization” in our Prospectus and “Master Reorganization Agreement” in Item 1.01 of our Current Report on Form 8-K filed with the SEC on May 18, 2022, respectively.

Acquisition of FTS International, Inc.

On March 4, 2022, the Company acquired the outstanding stock of FTSI International, Inc. (“FTSI”) for a purchase price of $405.7 million, consisting of cash consideration of $332.8 million, and certain equity interests of $72.9 million (“THRC FTSI Related Equity”) (collectively the “FTSI Acquisition”).

Agreement to Acquire the SP Companies

On June 16, 2022, ProFrac II LLC entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) by and among ProFrac II LLC, FoxRock Ranch Holding Company, LLC (“SP Seller”), SP Silica of Monahans, LLC (“SP Monahans”) and SP Silica Sales, LLC (“SP Sales and, together with SP Monahans, the “SP Companies”). Pursuant to the Purchase Agreement, at the Closing (as defined in the Purchase Agreement), upon the terms and subject to the conditions set forth in the Purchase Agreement, ProFrac II LLC has agreed to purchase from SP Seller 100% of the issued and outstanding membership interests of each of the SP Companies for a purchase price of $90,000,000 in cash, subject to certain customary working capital, indebtedness and other adjustments at the time of the closing (the “SPS Acquisition”). The closing of the transactions contemplated by the Purchase Agreement is to take place on the third business day after the satisfaction or waiver of all conditions to the obligations of the parties to consummate such transactions. In connection with the closing of the SPS Acquisition, ProFrac II LLC would acquire, among other things, an in-basin frac sand facility and related mining operations in the Permian Basin.

Agreement to Acquire U.S. Well Services, Inc.

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2022 (the “USWS Merger 8-K”), on June 21, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, U.S. Well Services, Inc., a Delaware corporation (“USWS”), and Thunderclap Merger Sub I, Inc., a Delaware corporation and an indirect subsidiary of the Company (“Merger Sub”). The Merger Agreement provides for, among other things, the merger of Merger Sub Inc. with and into USWS, with USWS surviving the merger as the surviving corporation and an indirect subsidiary of the

Company (the “Merger”). The acquisition is expected to be completed in the fourth quarter of 2022, subject to the satisfaction of customary closing conditions, including the approval of USWS stockholders, as described in the USWS Merger 8-K.

Based on the closing price of the Company’s Class A Common Stock (as reported on the Nasdaq Global Select Market) of $21.49 per share on June 21, 2022, the last trading day prior to announcement of the Merger Agreement, the transaction represents aggregate stock consideration of approximately $93 million and a consideration per share of Class A Common Stock of USWS, par value $0.0001 per share (the “USWS Common Stock”) of $1.21. After giving effect to the conversions of certain securities of USWS, as described in the USWS Merger 8-K, the total stock consideration payable to USWS stockholders and holders of USWS equity awards, based on the Company’s Class A Common Stock June 21, 2022 closing price, would be approximately $270 million.

See Note 15 – Subsequent Events in the notes to our consolidated financial statements for additional discussion related to the Merger.

Our Predecessor and ProFrac Holding Corp.

Our predecessor consists of ProFrac LLC and its subsidiaries, Best Flow and Alpine (which we refer to as “ProFrac Predecessor”) on a consolidated basis. Historical periods for ProFrac Predecessor had been presented on a consolidated and combined basis given the common control ownership by the Wilks. On December 21, 2021, all of the then-outstanding membership interests in Best Flow and Alpine were contributed to ProFrac LLC in exchange for membership interests in ProFrac LLC. Unless otherwise indicated, the historical consolidated financial information included in this Quarterly Report on Form 10-Q presents the historical financial information of ProFrac Predecessor. Historical consolidated financial information is not indicative of the results that may be expected in any future periods.

Overview

We are a growth-oriented, vertically integrated and innovation-driven energy services company providing hydraulic fracturing, completion services and other complementary products and services to leading upstream oil and gas companies engaged in the E&P of North American unconventional oil and natural gas resources. Founded in 2016, ProFrac was built to be the go-to service provider for E&P companies’ most demanding hydraulic fracturing needs. We are focused on employing new technologies to significantly reduce “greenhouse gas” emissions and increase efficiency in what has historically been an emissions-intensive component of the unconventional E&P development process. We believe the technical and operational capabilities of our fleets ideally position us to capture increased demand resulting from the market recovery and our customers’ shifting preferences favoring the sustainable development of natural resources.

Our operations are focused on the leading unconventional regions in the United States, where we have cultivated deep and longstanding customer relationships with some of those regions’ most active E&P companies. We operate in three business segments: stimulation services, manufacturing and proppant production. We believe we are one of the largest providers of hydraulic fracturing services in North America, with installed capacity of 34 conventional fleets, of which, as of March 31, 2022, 31 were active.

Overall trends and outlook

The global public health crisis associated with the COVID-19 pandemic had an unprecedented effect on demand for energy, crude oil prices and global economic activity. In 2020, the combined effect of COVID-19 and the disruptions to the energy industry led to a rapid and significant decline in WTI crude oil prices and Henry Hub natural gas prices. In response to the significant drop in commodity prices, E&P companies acted swiftly to reduce capital budgets and drilling and completion activity. Reduced demand for services compounded by constrained capital access forced the acceleration of the attrition cycle for pressure pumping equipment as older equipment requiring higher repair and maintenance spending were used for spare parts or scrapped.

Difficult industry conditions allowed us to strengthen our industry leadership position by implementing targeted and forward-looking initiatives. First, we utilized our in-house repair and maintenance yards to maintain and ensure ongoing operational integrity of our equipment without cannibalization, retaining the quality and reliability of our fleet. Second, we successfully completed in-house research and development regarding advanced power end and fluid ends designs, leading to substantially longer life of our expendables and reduced repair and maintenance costs. Third, we added over 140 dual fuel kits to our Tier IV engines, in order to position ourselves as a market leading provider of low carbon emission solutions. Fourth, we completed the acquisition of EKU, a provider of idle reduction technologies and other equipment engineering and controls that further reduce the carbon footprint of our fleet. Finally, we strategically invested in businesses providing ancillary products and services, such as our investments in West Munger, Flotek and FHE, which provides us with greater supply chain control and mitigates disruptions that have previously impacted the operations of our competitors and customers.

Drilling and completion activities for oil and gas are heavily influenced by oil and gas prices. In 2022, geopolitical tensions in Eastern Europe related to Russia’s invasion of Ukraine have resulted in significant supply disruptions as a broad coalition of countries have responded with sanctions and/or import bans associated with Russian oil and natural gas. This has resulted in significant tightening in the market as reflected by higher commodity prices, with oil and gas prices reaching decade highs. As a result of the FTSI Acquisition, our operations have diversified exposure to both natural gas and oil producing areas. Natural gas and oil prices have increased substantially compared to year-end 2020 prices and have also surpassed year-end 2019 (pre-COVID-19) levels.

While commodity prices have returned to and exceeded pre-pandemic levels, the pandemic has nonetheless led to supply chain disruptions worldwide. Tariffs, access to employees, increased shipping rates and raw material shortages are plaguing markets. Our supply chain is either vertically integrated or predominantly U.S. based, mitigating our exposure to global disruptions and price increases and allowing us to continue to maintain attractive margins. As our operations are predominantly U.S. based, we have no direct exposure to Russia and Ukraine. We have realized indirect impacts that may have occurred as a result of the crisis, such as modest increases in the costs of certain raw materials and components we purchase for use in our manufacturing processes. However, given the inflationary climate in the United States and globally, we are unable to determine the extent to which such increased commodity prices are the result of the crisis in Ukraine or a result of other factors. Despite these increases, we have experienced improved results of operations due to increased utilization of our fleets and increased prices for our products and services which have permitted us to maintain and increase our margins notwithstanding such cost increases.

The oil and gas industry is currently undergoing significant realignment of operating practices with a focus on reducing impacts to the environment. Many E&P companies are implementing carbon tracking and reduction initiatives and are expecting oilfield service providers to deliver products and services that utilize the most advanced and environmentally friendly technologies. We believe that companies in the pressure pumping industry with the most technologically advanced fleets and lowest carbon footprint will likely see significant growth in market share at the expense of companies with less advanced equipment. We have embraced tangible initiatives that help to protect the environment and improve our environment and communities making it part of our organizational culture since early in the life of the company. We have and intend to continue to invest in a number of industry leading advanced technologies that reduce carbon emissions while increasing profitability. We are currently upgrading five to ten engines per month from Tier II to Tier IV DGB. In June, 2021 we entered into an agreement with USWS under which we have the ability to acquire up to 20 licenses to construct electric-powered hydraulic fracturing fleets utilizing Clean Fleet® technology. We believe that these initiatives and commitment to lower emissions will help us lead the energy transition of the frac industry towards cleaner and sustainable business.

How we generate revenue

We operate three business segments: stimulation services, manufacturing and proppant production.

Stimulation services.    We own and operate a fleet of mobile hydraulic fracturing units and other auxiliary equipment that generates revenue by providing stimulation services to our customers. We also provide personnel and services that are tailored to meet each of our customers’ needs. We generally do not have long-term written contractual arrangements with our customers other than standard master service agreements, which include general contractual terms between our customers and us. We charge our customers on a per-job basis, in which we set pricing terms after receiving full specifications for the requested job, including the lateral length of the customer’s wellbore, the number of frac stages per well, the amount of proppant employed and other specifications of the job. Well stimulation contains complementary services that we often provide to our customers, including sand and associated logistics, chemicals and fuel. These complementary services are provided through various contractual arrangements based on our customers’ needs.

Manufacturing.    We primarily generate revenue through sales of highly engineered, tight tolerance machined, assembled, and factory tested products such as high horsepower pumps, valves, piping, swivels, large-bore manifold systems, seats, and fluid ends. As of March 31, 2022, we operate facilities in Cisco, Aledo and Fort Worth, Texas, including an ISO 9001 2015 certified OEM manufacturing facility, in which we manufacture and refurbish many of the components used by our fleets, including pumps, fluid ends, power ends, flow iron and other consumables and an engine and transmission rebuild facility that is licensed to provide warranty repairs on our transmissions. Additionally, we provide iron inspection, iron recertification, pump refurbishment, fluid end refurbishment, pump function testing, paint, scrap, and lube system change services. We charge our customers for equipment based on a per-order basis, in which we set pricing terms after receiving full specifications for the requested equipment. We charge our customers for our services based on the parts and labor incurred. For the three months ended March 31, 2022 and 2021, approximately 84% and 86%, respectively, of our manufacturing segment’s revenue was intersegment revenue.

Proppant production.    We generate revenue by providing proppant to oilfield service providers and E&P companies. We own and operate the Kermit sand mine in west Texas and recently purchased and are in the process of developing the West Munger sand mine near Lamesa, Texas, and we charge our customers on a per ton of proppant basis at current market prices. We do not have long-term written contractual arrangements with our customers with fixed pricing. For the three months ended March 31, 2022 and 2021, approximately 69% and 29%, respectively, of our proppant production segment’s revenue was intersegment revenue.

Costs of conducting our business

The principal costs of products and services involved in operating our business are expendables, personnel, equipment repairs and maintenance and fuel. Our fixed costs are relatively low and a large portion of the costs described below are only incurred as we perform jobs for our customers.

Expendables.    Expendables used in our stimulation services business are the largest expenses incurred, and include the fuel, product and freight costs associated with proppant, chemicals and other consumables. Fuel is consumed both in the operation and movement of our hydraulic fracturing fleets and other equipment. In our proppant production business, fuel to run equipment is one of our major expenses. These costs comprise a substantial variable component of our service costs, particularly with respect to the quantity and quality of sand demanded when providing hydraulic fracturing services.

Raw Materials.    Our manufacturing segment relies on various raw materials, specifically various grades of steel and other raw metals, and electricity.

Direct Labor Costs.    Payroll and benefit expenses directly related to the delivery of our products and services are included in our operating costs.

Other Direct Costs.    We incur other expenses related to our products and service offerings, including the costs of repairs and maintenance, general supplies, equipment rental and other miscellaneous operating expenses. Capital expenditures to upgrade or extend the useful life of equipment are not included in other direct costs.

How we evaluate our operations

Our management uses a variety of financial and operating metrics to evaluate and analyze the performance of our business, including Adjusted EBITDA.

Note regarding Non-GAAP financial measures

Adjusted EBITDA is a non-GAAP financial measure and should not be considered as a substitute for net income, net loss, operating loss or any other performance measure derived in accordance with GAAP or as an alternative to net cash provided by operating activities as a measure of our profitability or liquidity. Adjusted EBITDA is a supplemental measure utilized by our management and other users of our financial statements such as investors, commercial banks, research analysts and others, to assess our financial performance because it allows us to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization) and items outside the control of our management team (such as income tax rates).

We view Adjusted EBITDA as an important indicator of performance. We define Adjusted EBITDA as our net income (loss), before (i) interest expense, net, (ii) income tax provision, (iii) depreciation, depletion and amortization, (iv) loss on disposal of assets and (v) other unusual or non-recurring charges, such as costs related to our initial public offering, non-recurring supply commitment charges, certain bad debt expense and gain on extinguishment of debt.

We believe that our presentation of Adjusted EBITDA will provide useful information to investors in assessing our financial condition and results of operations. Net income (loss) is the GAAP measure most directly comparable to Adjusted EBITDA. Adjusted EBITDA should not be considered as an alternative to net income (loss). Adjusted EBITDA has important limitations as an analytical tool because it excludes some but not all items that affect the most directly comparable GAAP financial measure. You should not consider Adjusted EBITDA in isolation or as a substitute for an analysis of our results as reported under GAAP. Because Adjusted EBITDA may be defined differently by other companies in our industry, our definition of this non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.

Factors affecting the comparability of our financial results

Our future results of operations may not be comparable to our historical results of operations for the reasons described below:

Recent Acquisitions

We have grown recently through strategic acquisitions and investments, including through our recently completed acquisitions of FTSI and West Munger and our investments in BPC and Flotek. These acquisitions are not reflected in our historical results of operations and our future results will differ as a result.

In addition, in connection with our acquisitions, we have recorded the acquired assets and liabilities at fair value on the date of acquisition, which has impacted deferred revenue and deferred costs balances and increased revenue and expenses from that which would have otherwise been recognized in subsequent periods. We also recorded identifiable intangible assets that are amortized over their useful lives, increasing expenses from that which would otherwise have been recognized.

Public company expenses

We expect to incur additional recurring administrative expenses as a result of becoming a publicly traded corporation that we have not previously incurred, including costs associated with compliance under the Exchange Act, annual and quarterly reports to shareholders, transfer agent fees, audit fees, incremental director and officer liability insurance costs, SOX compliance readiness, and director and officer compensation. We additionally expect to incur approximately $2.5 million in incremental, non-recurring costs related to our transition to a publicly traded corporation.

Income taxes

ProFrac Holding Corp. is a corporation and will be subject to U.S. federal, state and local income taxes. Although the ProFrac Predecessor entities are subject to franchise tax in the State of Texas, they have historically been treated as pass-through entities for U.S. federal and other state and local income tax purposes and as such were not subject to U.S. federal income taxes or other state or local income taxes. Rather, the tax liability with respect to the taxable income of the ProFrac Predecessor entities was passed through to their owners. Accordingly, prior to the March 2022 acquisition of FTSI, a corporation subject to U.S. federal and state income tax, the financial data attributable to ProFrac Predecessor contains no provision for U.S. federal income taxes or income taxes in any state or locality (other than franchise tax in the State of Texas). Subsequent to the acquisition of FTSI in March 2022, the financial data of the ProFrac Predecessor does contain both U.S. federal and state income taxes. We estimate that we will be subject to U.S. federal and state taxes at a blended statutory rate of approximately 23% of pre-tax earnings. Additionally, with the acquisition of EKU, the Company is subject to certain foreign taxes, which were immaterial for the three months ended March 31, 2022.

Effective March 4, 2022 we account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled pursuant to the provisions of Accounting Standards Codification 740, Income Taxes. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized.

We recorded a full valuation allowance on our net deferred tax assets based on our assessment that it is more likely than not that the deferred tax asset will not be realized. A change in these assumptions could cause a decrease to the valuation allowance, which could materially impact our results of operations.

.

Results of operations

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021

Revenues—Stimulation services	$336,155	$143,703
Revenues—Manufacturing	32,006	14,657
Revenues—Proppant production	12,408	5,589
Eliminations	(35,589)	(14,363)
Total revenues	344,980	149,586
Cost of revenues, exclusive of depreciation, depletion, and amortization— Stimulation services	244,581	119,353
Cost of revenues, exclusive of depreciation, depletion, and amortization— Manufacturing	19,373	10,650
Cost of revenues, exclusive of depreciation, depletion, and amortization— Proppant production	4,234	2,666
Eliminations	(35,589)	(14,363)
Total cost of revenues, exclusive of depreciation, depletion, and amortization	232,599	118,306
Depreciation, depletion and amortization	44,216	35,461
(Gain) loss on disposal of assets, net	(154)	2,207
Selling, general and administrative	34,127	13,778
Interest expense, net	9,272	6,035
Loss on extinguishment of debt	8,273	—
Other income	(8,231)	(187)
Income tax (benefit) provision	752	(25)
Net income (loss)	$24,126	$(25,989)
Net income attributable to noncontrolling interest	(416)	(9)
Net income (loss) attributable to ProFrac Predecessor	$23,710	$(25,998)
Other data:
Adjusted EBITDA—Stimulation services	$73,569	$12,953
Adjusted EBITDA—Manufacturing	$10,022	$2,330
Adjusted EBITDA—Proppant production	$7,885	$2,406
Adjusted EBITDA (1)	$91,476	$17,689
Active fleets (2)	21.7	15
Baker Hughes Domestic Average Rig Count—Onshore (3)	575	355
Average oil price (per barrel) (4)	$94.45	$57.79
Average natural gas price (per thousand cubic feet) (5)	$4.84	$3.70

(1)

For definitions of the non-GAAP financial measures of Adjusted EBITDA, see “Note regarding Non-GAAP financial measures” above, and for a reconciliation of Adjusted EBITDA to our most directly comparable financial measures calculated in accordance with GAAP, see Note 14 – Segment Information, in the notes to our consolidated financial statements in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

(2)	Active fleets is the average number of fleets operating in the period.

(3)	Average onshore U.S. rig count published by Baker Hughes.

(4)	Average West TX Intermediate Spot Price published by EIA.

(5)	Average Henry Hub Natural Gas Spot Price published by EIA.

Three months ended March 31, 2022 compared to three months ended March 31, 2021

Revenues

Revenues—Stimulation services.    Stimulation services revenues increased $192.5 million, or 134%, to $336.2 million for the three months ended March 31, 2022, from $143.7 million for the three months ended March 31, 2021. The increase was primarily attributable to an increase in customer activity for our stimulation services, and an increase in active fleets, pumping hours and pricing. Additionally, FTSI contributed $48.6 million of revenue to this segment from the acquisition date.

Revenues—Manufacturing.    Manufacturing revenues increased $17.3 million, or 118%, to $32.0 million for the three months ended March 31, 2022, from $14.7 million for the three months ended March 31, 2021. The increase was primarily attributable to an increase in demand for our products due to increased activity levels from customers for manufactured components utilized in the oilfield service industry.

Revenues—Proppant production.    Proppant production revenues increased $6.8 million, or 122%, to $12.4 million the three months ended March 31, 2022, from $5.6 million for the three months ended March 31, 2021. The increase was primarily attributable an increase in proppant production and pricing resulting from increased proppant demand primarily in the Permian basin.

Total revenues.     Total revenues increased $195.4 million to $345.0 million for the three months ended March 31, 2022, from $149.6 million for the three months ended March 31, 2021. The increase was primarily attributable to an increase in customer activity for our stimulation services, and an increase in active fleets, pumping hours and pricing. Additionally, FTSI contributed $48.6 million of revenue from the acquisition date.

Operating costs and expenses

Cost of revenues, exclusive of depreciation, depletion, and amortization—Stimulation services.    Cost of revenues, exclusive of depreciation, depletion, and amortization—Stimulation services increased $125.2 million, or 105%, to $244.6 million for the three months ended March 31, 2022, from $119.4 million for the three months ended March 31, 2021. The increase was primarily due to an increase in activity levels, as discussed in Revenue above, and additional input cost inflation. Additionally, FTSI contributed $32.5 million of cost to this segment from the acquisition date.

Cost of revenues, exclusive of depreciation, depletion, and amortization—Manufacturing.    Cost of revenues, exclusive of depreciation, depletion, and amortization—Manufacturing increased $8.7 million, or 82%, to $19.4 million for the three months ended March 31, 2022, from $10.7 million for the three months ended March 31, 2021. The increase was primarily attributable to an increase in demand for our products as well as an increase in the cost of raw materials.

Cost of revenues, exclusive of depreciation, depletion, and amortization—Proppant production.    Cost of revenues, exclusive of depreciation, depletion, and amortization—Proppant production increased $1.5 million, or 59%, to $4.2 million for the three months ended March 31, 2022, from $2.7 million for the three months ended March 31, 2021. The increase was primarily attributable an increase in proppant production and increased cost of production.

Depreciation, depletion, and amortization.    Depreciation, depletion, and amortization increased $8.7 million, to $44.2 million for the three months ended March 31, 2022, from $35.5 million for the three months ended March 31, 2021. The increase was primarily due to increased capital expenditure in the first quarter of 2022 and the depreciation related to the assets acquired from FTSI Acquisition.

Gain or Loss on disposal of assets, net.    We recorded a net gain on disposal of assets of $0.2 million for the three months ended March 31, 2022, compared with a net loss on disposal of assets of $2.2 million for the three months ended March 31, 2021.

Selling, general and administrative.    Selling, general and administrative expenses increased $20.3 million, or 148%, to $34.1 million for the three months ended March 31, 2022, from $13.8 million for the three months ended March 31, 2021. The increase was due to higher headcount and personnel costs, increased non-labor costs associated with the increased activity levels, and costs associated with the FTSI Acquisition of $13.0 million. Additionally, FTSI contributed $3.2 million of selling, general, and administrative expense from the acquisition date.

Interest expense, net.    Interest expense, net increased $3.2 million, to $9.3 million for the three months ended March 31, 2022, from $6.0 million for the three months ended March 31, 2021. The increase in interest expense, net was attributable to various debt transaction, which increased our debt balances, and higher average interest rates in the first quarter of 2022. See Note 7 – Indebtedness in the notes to our consolidated financial statements for additional discussion related to our debt.

Loss on extinguishment of debt.    As a result of the debt refinancing transactions during the three months ended March 31, 2022, we recognized a loss on extinguishment of $8.3 million. See Note 7 – Indebtedness in the notes to our consolidated financial statements for additional discussion related to our debt.

Other income.     For the three months ended March 31, 2022, we recognized noncash income of $8.1 million as other income related to the change in fair value of the Convertible Notes related to our investment in Flotek.

Income tax benefit (provision).    Income tax expense was $0.8 million for the three months ended March 31, 2022, compared to zero for the three months ended March 31, 2021.

Segment results

The performance of our segments is evaluated primarily on Segment Adjusted EBITDA. For a reconciliation of Segment Adjusted EBITDA to net income or loss, see Note 14 – Segment Information, in the notes to our consolidated financial statements in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Adjusted EBITDA—Stimulation services.    Adjusted EBITDA—Stimulation services increased $60.6 million, to $73.6 million for the three months ended March 31, 2022, from $13.0 million for the three months ended March 31, 2021. The increase was primarily attributable to an increase in average active fleets, increased pricing for our services, and costs associated with the FTSI acquisition of $13.0 million.

Adjusted EBITDA—Manufacturing.    Adjusted EBITDA—Manufacturing increased $7.7 million, to $10.0 million for the three months ended March 31, 2022, from $2.3 million for the three months ended March 31, 2021. The increase was primarily due to increased volume for our products used by our oil field services customers.

Adjusted EBITDA—Proppant production.    Adjusted EBITDA—Proppant production increased $5.5 million, to $7.9 million for the three months ended March 31, 2022, from $2.4 million for the three months ended March 31, 2021. The increase was primarily attributable an increase in proppant production and pricing resulting from increased proppant demand in the Permian basin.

Liquidity and capital resources

Historically, our primary sources of liquidity and capital resources have been borrowings under our Old ABL Credit Facility, cash flows from our operations and capital contributions from our shareholders. Our primary uses of capital have been investing in and maintaining our property and equipment and repaying indebtedness.

Looking forward, we expect that our primary sources of liquidity and capital resources will be cash on hand, including net proceeds of our IPO, cash flows generated by operating activities and borrowings under our credit facilities. We expect that our primary uses of capital will be to continue to fund our operations, support organic and strategic growth opportunities and satisfy future debt payments.

We expect to incur significant additional indebtedness in order to finance the acquisitions of the SP Companies and USWS (the “Acquisition Transactions”), which will limit our operating flexibility, and could adversely affect our operations and financial results and prevent us from fulfilling our obligations. The USWS Merger Agreement requires us to use commercially reasonable efforts to obtain and consummate a financing to fund the repayment in connection with the closing of the Merger of certain indebtedness of USWS and its subsidiaries.  In addition, the completion of the SPS Acquisition is dependent upon our ability to fund the $90 million cash purchase price under the SP Companies Purchase Agreement. Our obtaining the financing necessary to consummate either of the Acquisition Transactions is not a condition to closing either such Acquisition Transaction.

In order to fund our various obligations in connection with the Acquisition Transactions, including the repayment of approximately $170 million of USWS debt currently projected to be outstanding at closing and the payment of expenses incurred in connection with the Acquisition Transactions, we expect to incur up to approximately $250 million of new indebtedness.  We currently expect such new indebtedness to be funded, at least in part, from a potential upsizing of our New Term Loan Credit Facility and/or New ABL Credit Facility. We also expect to assume approximately $55 million of indebtedness in connection with the USWS transaction, and to fund certain of our obligations in connection with the Acquisition Transactions through cash flows generated from operations. We cannot assure that we will be able to upsize our current facilities, refinance any of our outstanding indebtedness, and/or obtain additional financing on favorable terms, or at all, or that our cash flows generated from operations will be sufficient, in order to satisfy our obligations in connection with the Acquisition Transactions, or otherwise. For additional discussion of risks relating to our liquidity needs, the Acquisition Transactions and our anticipated additional indebtedness, see our risk factors under Part II, Item 1A of this Quarterly Report on Form 10-Q.

Based on our current cash and cash equivalents balance, operating cash flow, current availability under our credit facilities, and the ongoing actions and financing alternatives discussed above, we believe that we will be able to maintain sufficient liquidity to fund our planned acquisitions and capital expenditures, satisfy our obligations, and remain in compliance with our existing debt covenants through the next twelve months and beyond.

On May 17, 2022, in connection with our IPO, we entered into a tax receivable agreement (the “Tax Receivable Agreement”) with certain of the common unit holders of ProFrac LLC (the “TRA Holders”). The Tax Receivable Agreement generally provides for the payment by us to each TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax (computed using simplifying assumptions to address the impact of state and local taxes) that we actually realize (or are deemed to realize in certain circumstances) as a result of (i) certain increases in tax basis that occur as a result of our acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s common units of ProFrac LLC in connection with our IPO or pursuant to an exercise of the Redemption Right or the Call Right (as such terms are defined in the Third Amended and Restated Limited Liability Company Agreement of ProFrac LLC) and (ii) imputed interest deemed to be paid by us as a result of, and additional tax basis arising from, any payments we make under the Tax Receivable Agreement. We depend on ProFrac LLC to make distributions to us in an amount sufficient to cover our obligations under the Tax Receivable Agreement.

Payments will generally be made under the Tax Receivable Agreement as we realize actual cash tax savings from the tax benefits covered by the Tax Receivable Agreement. However, if we experience a change of control, or the Tax Receivable Agreement otherwise terminates early, our obligations under the Tax Receivable Agreement would accelerate and we would be required to make an immediate payment equal to the present value of the anticipated future payments to be made by us under the Tax Receivable Agreement (determined by applying a discount rate). Any such payment is expected to be substantial.

Our 2022 Capital Budget

Our 2022 capital expenditure budget, excluding acquisitions, is estimated to be in a range between $240 million and $290 million. We have budgeted approximately $65 million to $70 million to construct three electric-powered fleets. We are fully committed to building the three electric-powered fleets and have several customers interested in contracting these fleets. We intend to align fleet construction and other growth capital expenditures with visible customer demand, by strategically deploying new equipment in response to inbound customer requests and industry trends. Also included in our 2022 capital expenditure budget is $25 million to $30 million to construct the West Munger sand mine. We estimate maintenance capital expenditures to be $2.75 million to $3.0 million per fleet per year. We expect that the remainder of our 2022 capital expenditure budget, excluding any potential acquisitions, will be used to fund other growth initiatives such as upgrading Tier II fleets to Tier IV dual fuel fleets. We continually evaluate our capital expenditures and the amount that we ultimately spend will depend on a number of factors, including customer demand for new fleets and expected industry activity levels. We believe we will be able to fund our 2022 capital program from cash flows from operations.

Working Capital

Our working capital was $71.0 million and $5.0 million as of March 31, 2022, and December 31, 2021, respectively. The $66.0 million increase in working capital was primarily due to higher activity levels in the first quarter of 2022.

Cash and Cash Flows

The following table sets forth the historical cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(In thousands)	2022	2021

Net cash provided by operating activities	$43,724	$16,310
Net cash (used in) investing activities	(334,705)	(2,930)
Net cash provided by (used in) financing activities	316,319	(6,614)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$25,338	$6,766

Operating activities

Net cash provided by operating activities was $43.7 million and $16.3 million for the three months ended March 31, 2022 and 2021, respectively. The increase was primarily due to higher activity levels in the first quarter of 2022.

Investing activities

Net cash used in investing activities was $334.7 million and $2.9 million for the three months ended March 31, 2022 and 2021, respectively. The increase was primarily due to $279.0 million of cash paid for the FTSI Acquisition, our $46.0 million investment in BPC, and higher capital expenditures of $24.1 million related to dual fuel engine upgrades, ESC installations, and our electric frac fleet build program. These uses of cash were partially offset by cash proceeds from the FTSI Sale Leaseback of real property.

Financing activities

Net cash provided by financing activities was $316.3 million for the three months ended March 31, 2022, compared to net cash used in financing activities of $6.6 million for the three months ended March 31, 2021. The increase in cash provided by financing activities was primarily due to proceeds from the issuance of long-term debt associated with refinancing transactions related to the FTSI Acquisition.

Credit facilities and other financing arrangements

New ABL Credit facility

On March 4, 2022, ProFrac LLC, ProFrac II LLC, as borrower (in such capacity, the “ABL Borrower”), and certain of the ABL Borrower’s wholly owned subsidiaries as obligors, entered into a senior secured asset-based revolving credit agreement (as amended, the “New ABL Credit Facility”), with a group of lenders with JPMorgan Chase Bank N.A., as administrative agent and collateral agent. The New ABL Credit Facility provides for an asset-based revolving credit facility with a borrowing base and lender commitments of $100.0 million. The New ABL Credit Facility has a borrowing base composed of certain eligible accounts receivable and eligible inventory less customary reserves, as redetermined monthly. As of March 31, 2022, the maximum availability under the New ABL Credit Facility was the aggregate lender commitments of $100.0 million with $70.7 million of borrowings outstanding and $9.2 million of letters of credit outstanding, resulting in approximately $20.1 million of remaining availability. Our New ABL Credit Facility matures on the earlier of (i) March 4, 2027 and (ii) 91 days prior to the stated maturity of any material indebtedness (other than the First Financial Loan).

Borrowings under the New ABL Credit Facility accrue interest based on a three-tier pricing grid tied to average historical availability, and the ABL Borrower may elect for loans to be based on either an Adjusted Term SOFR or a base rate, plus the applicable margin. The interest rate under our New ABL Credit Facility for (a) Adjusted Term SOFR is the applicable margin plus the fluctuating per annum rate equal to Adjusted Term SOFR (with an Adjusted Term SOFR Floor of 0.00%); and (b) Base Rate Loans are the applicable margin plus the fluctuating per annum rate equal to the greatest of the Prime Rate in effect on such day, or the NYFRB Rate in effect on such day plus 1/2% of 1% and the Adjusted Term SOFR for a one-month Interest Period as published two (2) U.S. Government Securities Business Days prior to such day (or if such day is not a Business Day, the immediately preceding Business Day), plus 1.0%. The applicable margin for Adjusted Term SOFR Loans ranges from 1.50% to 2.00% and for Base Rate Loans ranges from 0.50% to 1.00%, depending on the average daily availability over the last three months under our New ABL Credit Facility.

Our New ABL Credit Facility bears an unused line fee ranging from 0.250% to 0.375%, depending on the average daily availability over the last three months payable quarterly in arrears. The New ABL Credit Facility also bears customary letter of credit fees. The interest rate was 4.75% as of March 31, 2022.

Our New ABL Credit Facility is subject to customary mandatory prepayments, including a mandatory prepayment if the aggregate unpaid principal balance of revolving loans, agent advances, swingline borrowings, unreimbursed drawings under letters of credit and the undrawn amount of outstanding letters of credit exceeds at any time the lesser of (x) the then applicable borrowing base and (y) the then total effective commitments under the New ABL Credit Facility, in an amount equal to such excess. After the occurrence and during the continuance of a Cash Dominion Period (defined in the New ABL Credit Facility as (a) any period commencing upon the date that availability shall have been less than the greater of (i) 12.5% of the Maximum Credit (which is the lesser of the maximum revolver amount in effect at such time and the borrowing base at such time) and (ii) $10.0 million for a period of five consecutive business days and continuing until the date on which availability shall have been at least the greater of (y) 12.5% of the Maximum Credit and (z) $10.0 million for 20 consecutive calendar days or (b) any period commencing on the occurrence of certain specified events of default, and continuing during the period that such specified event of default shall be continuing).

Our New ABL Credit Facility contains certain customary representations and warranties and affirmative and negative covenants. The negative covenants include, subject to customary exceptions, limitations on indebtedness, dividends, distributions and certain other payments, investments, acquisitions, prepayments of specified junior indebtedness, amendments of specified junior indebtedness, transactions with affiliates, dispositions, mergers and consolidations, liens, restrictive agreements, sale and leaseback transactions, changes in fiscal periods and changes in line of business.

We are required by our New ABL Credit Facility to maintain minimum liquidity of $5.0 million at all times. Additionally, when availability is less than the greater of (i) 12.5% of the maximum credit (which is the lesser of the maximum revolver amount in effect at such time and the borrowing base at such time) and (ii) $10.0 million and continuing until such time as availability has been in excess of such threshold for a period of 20 consecutive calendar days, we are required by our New ABL Credit Facility to maintain a springing Fixed Charge Coverage Ratio (as defined in our New ABL Credit Facility) of at least 1.0 to 1.0, which is tested quarterly during such period. ProFrac LLC was in compliance with all covenants, and there were no existing defaults or events of default related to the New ABL Credit Facility as of March 31, 2022.

On April 8, 2022, the New ABL Credit Facility was amended to increase the borrowing base and lender commitments to $200.0 million and provide for an accordion feature in the amount of $100.0 million. As of April 30, 2022, the maximum availability under the New ABL Credit Facility was the aggregate lender commitments of $200.0 million with $110.7 million of borrowings outstanding and $9.2 million of letters of credit outstanding, resulting in approximately $80.1 million of remaining availability.

New Term Loan Credit Facility

On March 4, 2022, ProFrac LLC, ProFrac II LLC, as borrower (in such capacity, the “Term Loan Borrower”), and certain of the Term Loan Borrower’s wholly owned subsidiaries as obligors, entered into a senior secured term loan credit agreement (the “New Term Loan Credit Facility”), with Piper Sandler Finance LLC, as administrative agent and collateral agent (the “Term Loan Agent”), and the lenders party thereto. The New Term Loan Credit Facility provides for a term loan facility in an aggregate principal amount of $450.0 million. As of March 31, 2022, the Term Loan Borrower had approximately $450.0 million outstanding under the New Term Loan Credit Facility. Our New Term Loan Credit Facility matures on March 4, 2025.

Borrowings under the New Term Loan Credit Facility accrue interest at a percentage per annum equal to (a) until October 1, 2022, (i) for SOFR Rate Loans, 8.50%, and (ii) for Base Rate Loans, 7.50% and (b) thereafter, based on a three-tier pricing grid tied to Total Net Leverage Ratio (as defined in the New Term Loan Credit Facility), and the Term Loan Borrower may elect for loans to be based on either Adjusted Term SOFR or Base Rate, plus the applicable margin. The interest rate on our New Term Loan Credit Facility for (a) SOFR Rate Loans are the applicable margin plus the fluctuating per annum rate equal to Adjusted Term SOFR (as defined in the New Term Loan Credit Facility), with a SOFR floor of 1.00% and (b) Base Rate Loans are the applicable margin plus the fluctuating per annum rate equal to the highest of (i) the federal funds rate plus 1/2 of 1%, (ii) the interest rate quoted in the print edition of The Wall Street Journal, Money Rates Section, as the prime rate in effect, (iii) Adjusted Term SOFR for a one-month interest period as determined on such day, plus 1.0% and (iv) 2.00%.

The applicable margin for (a) SOFR Rate Loans ranges from 6.50% to 8.00% and (b) Base Rate Loans ranges from 5.50% to 7.00%, depending on the Total Net Leverage Ratio (as defined in the New Term Loan Credit Facility) as of the first day of the then-current fiscal quarter.

Our New Term Loan Credit Facility is guaranteed by ProFrac LLC and all of the Term Loan Borrower’s material existing subsidiaries and certain direct and indirect future U.S. restricted subsidiaries of the Term Loan Borrower. Our New Term Loan Credit Facility is secured by a lien on, and security interest in, substantially all of each such guarantor’s assets, which consists of:

•

a perfected security interest in all present and after-acquired equipment, fixtures, fracturing equipment (in each case of the foregoing, specifically excluding Fracturing Equipment Parts), real estate, intellectual property, equity interests in all direct and indirect subsidiaries of any grantor, intercompany loans of the grantors and/or their subsidiaries, all other assets whether real, personal or mixed, to the extent not constituting ABL Priority Collateral, and, except to the extent constituting ABL Priority Collateral and to the extent evidencing or otherwise related to such items, all documents, general intangibles, instruments, investment property, commercial tort claims, letters of credit, letter-of-credit rights and supporting obligations, all books, records and documents relating to, or arising from, any of the foregoing, in each case, except to the extent such proceeds constitute ABL Priority Collateral, any fixed asset priority

•

proceeds account and the proceeds of any of the foregoing, business interruption insurance proceeds and subject to customary exceptions and exclusions (collectively, the “Fixed Asset Priority Collateral”), which security interest is senior to the security interest in the foregoing assets securing the New ABL Credit Facility; and

•	a perfected security interest in the ABL Priority Collateral, which security interest is junior to the security interest in the ABL Priority Collateral securing the New ABL Credit Facility.

The respective rights of the New Term Loan Credit Facility lenders and the New ABL Credit Facility lenders in the ABL Priority Collateral and the Fixed Asset Priority Collateral are governed by an intercreditor agreement between the Term Loan Agent and the ABL Agent.

Our New Term Loan Credit Facility is subject to quarterly amortization beginning in June 2022, though any excess cash flow payments, reduce the required amortization.

Additionally, our New Term Loan Credit Facility is subject to a quarterly mandatory prepayment beginning for the calendar quarter ending on September 30, 2022 in an amount equal to the Applicable ECF Percentage (as defined in the New Term Loan Credit Facility). The Applicable ECF Percentage ranges from 50% of Excess Cash Flow (as defined in the New Term Loan Credit Facility) to 25% of Excess Cash Flow depending on the Total Net Leverage Ratio as of the last day of the applicable fiscal quarter. Our New Term Loan Credit Facility is subject to (x) the requirement that the Borrower offer to prepay the Term Loans with certain of the Net Cash Proceeds (as defined in the New Term Loan Credit Facility) from this offering (the “IPO Prepayment”), ranging from 100% of the first $100 million of Net Cash Proceeds, to 0% of the next $100 million of Net Cash Proceeds to 50% of all additional Net Cash

Proceeds after that and (y) additional customary mandatory prepayments, subject in some cases referenced in this clause (y) to the right of the Term Loan Borrower and its restricted subsidiaries to reinvest such proceeds within a specified period of time, and certain other exceptions.

Voluntary prepayments of borrowings under the New Term Loan Credit Facility are permitted at any time, in specified minimum principal amounts, subject to reimbursement of the lenders’ redeployment costs actually incurred in the case of a prepayment of SOFR Rate Loans other than on the last day of the relevant interest period. Between March 4, 2022 and March 4, 2023, certain prepayments of the New Term Loan Credit Facility are subject to a prepayment premium of 3.00% (or, in the case of any IPO Prepayment (as defined in the New Term Loan Credit Facility), 2.00%). Between March 5, 2023 and March 4, 2024, certain prepayments of the New Term Loan Credit Facility are subject to a 2.00% prepayment premium. After March 4, 2024, but prior to the Stated Termination Date (as defined in the New Term Loan Credit Facility) certain prepayments of the New Term Loan Credit Facility are subject to a 1.00% prepayment premium. No payment or prepayment premium shall be due on account of any payments or prepayments made on the Stated Termination Date.

Our New Term Loan Credit Facility contains certain customary representations and warranties and affirmative and negative covenants. The negative covenants include, subject to customary exceptions, limitations on indebtedness, dividends, distributions and certain other payments, investments, acquisitions, prepayments of specified junior indebtedness, amendments of specified junior indebtedness, transactions with affiliates, dispositions, mergers and consolidations, liens, restrictive agreements, changes in fiscal periods and changes in line of business.

We are required by our New Term Loan Credit Facility to maintain a Total Net Leverage Ratio (as defined in our New Term Loan Credit Facility) (i) of no more than 2:00 to 1:00 for the fiscal quarter ending on June 30, 2022, (ii) of no more than 1.55 to 1.00 for the fiscal quarters ending on September 30, 2022 and December 31, 2022, and (iii) of no more than 1.25 for each fiscal quarter ending on March 31, 2023 and thereafter.

We are required by our New Term Loan Credit Facility to maintain minimum liquidity of $30.0 million at all times.

Our New Term Loan Credit Agreement prohibits Capital Expenditures (as defined in the New Term Loan Credit Facility) in excess of (i) in the case of the Fiscal Year ended December 31, 2022, the greater of (x) $275,000,000 in the aggregate and (y) in the case of any period of four consecutive fiscal quarters ending in such Fiscal Year, 50% of Consolidated EBITDA for the Test Period most recently ended prior to the date of the applicable Capital Expenditure, and (ii) in the case of any period of four consecutive fiscal quarters ending thereafter, commencing with the period of four consecutive fiscal quarters ending on March 31, 2023, an aggregate amount equal to 50.0% of Consolidated EBITDA for the Test Period most recently ended prior to the date of the applicable Capital Expenditure, provided that if the amount of the Capital Expenditures permitted to be made in any Fiscal Year is greater than the actual amount of the Capital Expenditures actually made in such Fiscal Year, then up to $20,000,000 of such excess amount may be carried forward to the next succeeding Fiscal Year.

Our New Term Loan Credit Facility contains customary events of default. If an event of default occurs and is continuing, the lenders may declare all loans to be immediately due and payable. Some events of default require an automatic termination of the loans and become immediately due and payable.

First Financial Loan

On December 22, 2021, ProFrac II LLC entered into a $30.0 million loan agreement with First Financial Bank, N.A. with a stated maturity date of January 1, 2024 (the “First Financial Loan”). The First Financial Loan bears interest at a variable rate based on the Prime rate published by the Wall Street Journal, floating daily. As of March 31, 2022, ProFrac II LLC had $26.4 million outstanding under the First Financial Loan.

The First Financial Loan is secured by a first lien on, and security interest in, certain truck tractors and all other trailers, trucks and vehicles owned by ProFrac Services and ProFrac Manufacturing, in each case, more particularly described in the security agreement, and is guaranteed by ProFrac Services, ProFrac Manufacturing and ProFrac LLC.

The First Financial Loan is subject to monthly principal amortization beginning in February 2022.

The First Financial Loan contains certain restrictive covenants which require ProFrac LLC to maintain a Total Net Leverage Ratio, as defined in the loan agreement, of no greater than 3.00:1.00, and a Fixed Charge Coverage Ratio, as defined in the loan agreement, of at least 1.00:1.00.

Equify Bridge Note

On March 4, 2022, ProFrac II LLC entered into a $45.8 million subordinated promissory note with Equify Financial with a stated maturity date of March 4, 2027 (the “Equify Bridge Note”). The Equify Bridge Note bears interest at a percentage per annum equal to 1.0%. Interest under the Equify Bridge Note is paid on a quarterly basis and is solely payable in kind, with such interest amounts being added to the outstanding principal amount of the Equify Bridge Note, until the date that both the New ABL Credit Facility and the New Term Loan Credit Facility shall have been terminated, after which date quarterly interest payments may be paid in kind or in cash. In April 2022, the Company repaid $25.0 million in principal under the Equify Bridge Note.

The Equify Bridge Note is unsecured and subordinated to the indebtedness owing under the New ABL Credit Facility and the New Term Loan Credit Facility.

Until the New ABL Credit Facility and the New Term Loan Credit Facility have been terminated, prepayments of principal under the Equify Bridge Note are permitted solely to the extent permitted under the New ABL Credit Facility and New Term Loan Credit Facility. After the New ABL Credit Facility and the New Term Loan Credit Facility have been terminated, prepayments may be made at any time without prepayment penalty or premium.

In June 2022, the Equify Bridge Note was fully paid with net proceeds from the IPO.

Backstop Note

On March 4, 2022, ProFrac LLC entered into a $22.0 million subordinated promissory note with THRC Holdings with a stated maturity date of March 4, 2027 (the “Backstop Note”). The Backstop Note bears interest at a percentage per annum equal to 1.74%. Interest under the Backstop Note is paid on a quarterly basis and is solely payable in kind, with such interest amounts being added to the outstanding principal amount of the Backstop Note, until the date that both the New ABL Credit Facility and the New Term Loan Credit Facility shall have been terminated, after which date quarterly interest payments may be paid in kind or in cash.

The Backstop Note is unsecured and subordinated to the indebtedness owing under the New ABL Credit Facility and the New Term Loan Credit Facility.

Until the New ABL Credit Facility and the New Term Loan Credit Facility have been terminated, prepayments of principal under the Backstop Note are permitted solely to the extent permitted under the New ABL Credit Facility and New Term Loan Credit Facility. After the New ABL Credit Facility and the New Term Loan Credit Facility have been terminated, prepayments may be made at any time without prepayment penalty or premium.

In June 2022, the Backstop Note was fully paid with net proceeds from the IPO.

Closing Date Note

On March 4, 2022, ProFrac LLC entered into a $22.0 million subordinated promissory note with THRC Holdings with a stated maturity date of March 4, 2027 (the “Closing Date Note”). The Closing Date Note bears interest at a percentage per annum equal to 1.74%. Interest under the Closing Date Note is paid on a quarterly basis and is solely payable in kind, with such interest amounts being added to the outstanding principal amount of the Closing Date Note, until the date that both the New ABL Credit Facility and the New Term Loan Credit Facility shall have been terminated, after which date quarterly interest payments may be paid in kind or in cash.

The Closing Date Note is unsecured and subordinated to the indebtedness owing under the New ABL Credit Facility and the New Term Loan Credit Facility.

Until the New ABL Credit Facility and the New Term Loan Credit Facility have been terminated, prepayments of principal under the Closing Date Note are permitted solely to the extent permitted under the New ABL Credit Facility and New Term Loan Credit Facility. After the New ABL Credit Facility and the New Term Loan Credit Facility have been terminated, prepayments may be made at any time without prepayment penalty or premium.

In June 2022, the Closing Date Note was fully paid with net proceeds from the IPO.

Contractual obligations

The following table summarizes the principal maturity schedule for our long-term debt outstanding as of March 31, 2022:

	2022	2023	2024	2025	2026	Thereafter	Total
First Financial loan	$11,086	$15,291	$—	$—	$—	$—	$26,377
New ABL Credit Facility	—	—	—	—	—	70,706	70,706
New Term Loan Credit Facility	16,875	22,500	22,500	388,125	—	—	450,000
Backstop Note(1)	—	—	—	—	—	22,000	22,000
Closing Date Note(1)	—	—	—	—	—	22,000	22,000
Equify Bridge Loan(1)	—	—	—	—	—	45,800	45,800
Other	10,223	167	166	108	79	386	11,129
Total	$38,184	$37,958	$22,666	$388,233	$79	$160,892	$648,012

(1)	Related party debt agreements.

Capital expenditures

During the three months ended March 31, 2022 and 2021, our capital expenditures were $41.5 million and $17.4 million, respectively. We currently expect our capital expenditures to increase in 2022 and 2023, which are expected to be funded with cash flows from operations. The primary drivers of the increase are building electric-powered hydraulic fracturing fleets, continued engine upgrades as part of our ESG initiatives, and deployment costs associated with reactivating hydraulic fracturing fleets.

Off-Balance sheet arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of March 31, 2022 and December 31, 2021, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

Critical accounting policies and estimates

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally acceptable in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported revenues and expenses during the reporting periods. We evaluate these estimates and assumptions on an ongoing basis and base our estimates on historical experience, current conditions and various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Our actual results may materially differ from these estimates.

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Prospectus.

Listed below are the changes in our accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved, and that we believe are critical to the understanding of our operations.

Variable Interest Entities

We evaluate our ownership, contractual and other interest in entities to determine if they are variable interest entities (“VIE”). We evaluate whether we have a variable interest in those entities and the nature and extent of those interests. Based on our evaluation, if we determine we are the primary beneficiary of a VIE, we consolidate the entity in our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices. Historically, our risks have been predominantly related to potential changes in the fair value of our long-term debt due to fluctuations in applicable market interest rates. Going forward our market risk exposure generally will be limited to those risks that arise in the normal course of business, as we do not engage in speculative, non-operating transactions, nor do we utilize financial instruments or derivative instruments for trading purposes.

Commodity price risk

Our material and fuel purchases expose us to commodity price risk. Our material costs primarily include the cost of inventory consumed while performing our pressure pumping services such as proppants, chemicals, trucking and fluid supplies. For our manufacturing segment, our material costs primarily include the cost of steel. For our proppant production segment, our material costs primarily include the cost of fuel. Our fuel costs consist primarily of diesel fuel used by our trucks, frac fleets and other motorized equipment. The prices for fuel and the raw materials in our inventory are volatile and are impacted by changes in supply and demand, as well as market uncertainty and regional shortages. Additionally, the market for our products and services is indirectly exposed to fluctuations in the prices of oil and natural gas to the extent such fluctuations impact well completion activity levels. Historically, we have generally been able to pass along price increases to our customers; however, we may be unable to do so in the future. We do not engage in commodity price hedging activities.

Interest rate risk

We are subject to interest rate risk on our variable rate debt from our New Term Loan Credit Facility and our New ABL Credit Facility. The Company also has fixed rate debt but does not currently utilize derivative instruments to manage the economic effect of changes in interest rates. The impact of a 1% increase in interest rates on our outstanding debt as of March 31, 2022 would have resulted in an annual increase in interest expense of approximately $5.2 million.

Credit risk

Financial instruments that potentially subject us to concentrations of credit risk are trade account receivables. We extend credit to customers and other parties in the normal course of business. We have established various procedures to manage our credit exposure, including credit evaluations and maintaining an allowance for doubtful accounts.

Item 4. Controls and Procedures. Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our Executive Chairman (our principal executive officer) and Chief Financial Officer (our principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Executive Chairman and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under the Exchange Act, as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Executive Chairman and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Limitations on Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Information with respect to this Item may be found in Note 13 – Commitments and contingencies in the notes to our consolidated financial statements in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A. Risk Factors.

This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors disclosed under the heading “Risk Factors” in the Prospectus. Except for the risk factors noted below, there have been no material changes to the risk factors disclosed under the heading “Risk Factors” in the Prospectus. In addition to the risk factors enumerated below, risk factors in our Prospectus, including without limitation risk factors that address risks relating to potential future acquisitions and risks relating to indebtedness, are implicated by the Acquisition Transactions (as defined below) and our expected financing needs in connection therewith.

Consummation of the acquisitions of the SP Companies and USWS is contingent upon the satisfaction of a number of conditions, including, as to USWS, approval by USWS’ stockholders, which may not be satisfied or completed on a timely basis, if at all. Failure to complete either of these transactions could negatively impact our stock price, business, financial condition, results of operations or prospects.

Consummation of the acquisitions of the SP Companies and USWS (the “Acquisition Transactions”) is subject to conditions to closing that are not wholly within the Company’s control, including, among other things, with respect to USWS, adoption of the Merger Agreement by the holders of a majority of the outstanding shares of USWS Common Stock entitled to vote on the adoption of the Merger Agreement. We cannot assure you that each of the conditions with respect to either Acquisition Transaction will be satisfied or waived in a timely manner, if at all, and either Acquisition Transaction may be delayed or not consummated. If the conditions are not satisfied or waived in a timely manner and either of the Acquisition Transactions is delayed or not consummated, we may lose some or all of the intended or perceived benefits of the Acquisition Transactions, which could cause our stock price to decline and harm our business.

We are also subject to additional risks in connection with the Acquisition Transactions, including, without limitation: (1) the parties’ ability to meet expectations regarding the timing and completion of the Acquisition Transactions; (2) the occurrence of any event, change or other circumstance that could give rise to the termination of the Acquisition Transactions; (3) the effect of the announcement or pendency of the Acquisition Transactions on our business relationships, operating results, and business generally; (4) risks that the Acquisition Transactions disrupt the Company’s current plans and operations; (5) the amount of the costs, fees, expenses and other charges related to the Acquisition Transactions; (6) the outcome of any legal proceedings that may be instituted against us or any of our affiliates relating to the transactions contemplated by the Acquisition Transactions; (7) the restrictions imposed on our business and operations pursuant to any affirmative or negative covenants set forth in the documents relating to the Acquisition Transactions, and the potential impact of such covenants on our business; (8) the risk that the Acquisition Transactions will divert management’s attention resulting in a potential disruption of our current business plan; (9) potential difficulties in employee retention arising from the Acquisition Transactions; (10) the ability to obtain certain governmental and regulatory approvals, including the expiration or termination of the HSR Act waiting period; and (11) the ability to integrate acquired assets and personnel into our existing business model and realize the expected value of resulting operational synergies from the Acquisition Transactions.

We expect to incur significant additional indebtedness in order to finance the Acquisition Transactions, which will limit our operating flexibility, and could adversely affect our operations and financial results and prevent us from fulfilling our obligations.

The USWS Merger Agreement requires us to use commercially reasonable efforts to obtain and consummate a financing to fund the repayment in connection with the closing of the Merger of certain indebtedness of USWS and its subsidiaries.  In addition, the completion of the SPS Acquisition is dependent upon our ability to fund the $90 million cash purchase price under the SP Companies Purchase Agreement. Our obtaining the financing necessary to consummate either of the Acquisition Transactions is not a condition to closing either such Acquisition Transaction.

In order to fund our various obligations in connection with the Acquisition Transactions, including the repayment of approximately $170 million of USWS debt currently projected to be outstanding at closing and the payment of expenses incurred in connection with the Acquisition Transactions, we expect to incur up to approximately $250 million of new indebtedness.   We currently expect such new indebtedness to be funded, at least in part, from a potential upsizing of our New Term Loan Credit Facility and/or New ABL Credit Facility. We also expect to assume approximately $55 million of indebtedness in connection with the USWS transaction, and to fund certain of our obligations in connection with the Acquisition Transactions through cash flows generated from operations.

Our ability to upsize our current facilities, refinance any of our outstanding indebtedness, and/or obtain additional financing in order to satisfy our obligations in connection with the Acquisition Transactions will depend on, among other things, our financial condition at the time, restrictions in agreements governing our indebtedness, and other factors, including the financial condition of USWS and the SP Companies, restrictions in agreements governing the indebtedness of  that we are assuming, and the condition of the financial markets and the markets in which we compete. As a result, we cannot assure that we will be able to upsize our current facilities, refinance any of our outstanding indebtedness, and/or obtain additional financing on favorable terms, or at all, or that our cash flows generated from operations will be sufficient, in order to satisfy our obligations in connection with the Acquisition Transactions, or otherwise.

To the extent we are able to upsize our current facilities, refinance any of our outstanding indebtedness, and/or obtain additional financing, such level of indebtedness may:

•	make it more difficult for us to satisfy our obligations with respect to our outstanding indebtedness;
•	increase our vulnerability to general adverse economic and industry conditions, including increases in interest rates;
•

require us to dedicate a substantial portion of our cash flow from operations to interest and principal payments on our indebtedness, which would reduce the availability of our cash flow to fund working capital, capital expenditures, expansion efforts and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	place us at a competitive disadvantage compared to our competitors that have less debt; and
•	limit our ability to borrow additional funds for working capital, capital expenditures, general corporate purposes and acquisitions.

In addition, the terms of any financing obligations to be incurred in connection with any upsizing of our current facilities, refinancing of any of our outstanding indebtedness, and/or additional financing are likely to contain covenants that restrict our ability to engage in certain transactions and may impair our ability to respond to changing business and economic conditions, including, among other things, limitations on our ability to:

•	incur additional indebtedness;
•	pay dividends and make distributions;
•	repurchase stock;
•	make certain investments;
•	create liens;
•	engage in transactions with affiliates;
•	merge with or acquire another company; and
•	transfer and sell assets.

Our ability to comply with these provisions may be affected by general economic conditions, political decisions, industry conditions and other events beyond our control. Our failure to comply with the covenants contained in any amended or new financing facilities could result in an event of default, which could materially and adversely affect our business, results of operation and financial condition.

If there were an event of default under our current, amended or new debt instruments (if any), the holders of such debt may be able to cause all amounts outstanding to be due and payable immediately and such event of default may be cross-defaulted to other debt. Our assets or cash flow may not be sufficient to fully repay borrowings under such debt instruments if accelerated upon an event of default, and there is no guarantee that we would be able to repay, refinance or restructure the payments under any such indebtedness.

We may not be able to generate sufficient cash flow to service all of our obligations, including our obligations under our new credit and other financing facilities.

Our ability to fund our various obligations in connection with the Acquisition Transactions, make payments on and to upsize our current facilities, refinance any of our outstanding indebtedness, and/or obtain additional financing, including any indebtedness incurred to finance the Acquisition Transactions, and to fund planned capital expenditures, other strategic transactions and expansion efforts, will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Our business may not be able to generate sufficient cash flows from operations, and we cannot assure that future borrowings will be available to us in amounts sufficient to enable us to pay our indebtedness or any future indebtedness as such indebtedness matures and to fund our other liquidity needs. If this is the case, we will need to refinance all or a portion of our indebtedness on or before maturity, and we cannot assure that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. We may need to implement one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing. These financing strategies may not be executed on satisfactory terms, if at all. Our ability to upsize our current facilities, refinance our indebtedness or obtain additional financing, and to do so on commercially reasonable terms, will depend on, among other things, our financial condition at the time, restrictions in agreements governing our indebtedness, and other factors, including the condition of the financial markets and the markets in which we will compete.

If we do not generate sufficient cash flows from operations, and additional borrowings, refinancings or proceeds of asset sales are not available to us, we may not have sufficient cash to enable us to meet all of our obligations, including our various obligations in connection with the Acquisition Transactions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 12, 2022, our Registration Statement on Form S-1, as amended (File No. 333-261255), was declared effective in connection with the IPO, pursuant to which we issued and sold an aggregate of 18,228,153 shares of our Class A Common Stock including the partial exercise of the underwriters’ over-allotment option to purchase additional shares, at a price to the public of $18.00 per share. J.P. Morgan Securities LLC, Piper Sandler & Co. and Morgan Stanley & Co. LLC acted as representatives of the underwriters. The IPO closed on May 17, 2022. The IPO and exercise of the over-allotment option generated combined net proceeds of approximately $303.9 million, after deducting underwriting discounts and commissions of $15.2 million and offering expenses of $9.0 million. With the exception of $4.5 million to be paid to Wilks Brothers for IPO support services and activities including legal, tax, technology and accounting support, no payments for any offering expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates

The Company used $72.9 million of the net proceeds from the IPO to redeem the membership ownership interests from the then-existing owners of THRC FTSI Related Equity (as described in Note 11 – Acquisitions and Investments in the notes to our consolidated financial statements) and contributed the remaining proceeds to ProFrac LLC. The Company used the remaining proceeds to (i) to pay down $143.8 million of the outstanding borrowings under the New Term Loan Credit Facility, (ii) to fully pay the $22.0 million of the outstanding borrowings of the Backstop Note (iii) pay down $22.0 million of the outstanding borrowings of the Closing Date Note and (iv) pay down $20.8 million of the outstanding borrowings of the Equify Bridge Note. The Company currently intends to use the balance of the remaining proceeds for general corporate uses and additional repayment of debt.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

Item 5. Other Information.

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of October 21, 2021, by and between FTS International, Inc., ProFrac Holdings, LLC and ProFrac Acquisitions, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (File No. 333-261255) filed with the SEC on November 22, 2021).

2.2

Master Reorganization Agreement, dated as of May 12, 2022, by and among ProFrac Holdings, LLC, ProFrac Holding Corp. and the other parties thereto (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2022).

2.3^

Agreement and Plan of Merger, dated as of June 21, 2022, by and among U.S. Well Services, Inc., ProFrac Holding Corp. and Thunderclap Merger Sub I, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2022).

3.1

Amended and Restated Certificate of Incorporation of ProFrac Holding Corp., as filed with the Secretary of State of the State of Delaware on May 17, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2022).

3.2

Amended and Restated Bylaws of ProFrac Holding Corp. effective as of May 17, 2022 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2022).

4.1

Registration Rights Agreement, dated as of May 17, 2022, by and among ProFrac Holding Corp., THRC Holdings, LP, Farris C. Wilks and the other parties thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2022).

4.2

Third Amended and Restated Limited Liability Company Agreement of ProFrac Holdings, LLC, dated as of May 17, 2022 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2022).

4.3

Stockholders’ Agreement, dated as of May 17, 2022, by and among ProFrac Holding Corp., THRC Holdings, LP, Farris C. Wilks, FARJO Holdings, LP and the Farris and Jo Ann Wilks 2022 Family Trust (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2022).

10.1

Tax Receivable Agreement, dated as of May 17, 2022, by and among ProFrac Holding Corp., the TRA Holders and the Agents named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2022).

10.2 †	ProFrac Holding Corp. 2022 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2022).
10.3

Shared Services Agreement, dated as of May 3, 2022, by and between Wilks Brothers, LLC and ProFrac Holdings II, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2022).

10.4	Indemnification Agreement (Johnathan Ladd Wilks) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2022).
10.5	Indemnification Agreement (Matthew D. Wilks) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2022).
10.6	Indemnification Agreement (James Coy Randle, Jr.) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2022).
10.7	Indemnification Agreement (Lance Turner) (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2022).
10.8	Indemnification Agreement (Robert Willette) (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2022).

10.9	Indemnification Agreement (Sergei Krylov) (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2022).
10.10	Indemnification Agreement (Theresa Glebocki) (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2022).
10.11	Indemnification Agreement (Stacy Nieuwoudt) (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2022).
10.12	Indemnification Agreement (Gerald Haddock) (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2022).
10.13

Term Loan Credit Agreement among ProFrac Holdings, LLC, as holdings, ProFrac Holdings II, LLC, as the borrower, the several lenders from time to time party thereto and Piper Sandler Finance LLC, as the agent and the collateral agent, dated as of March 4, 2022 (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-261255) filed with the SEC on March 31, 2022).

10.14

Credit Agreement among ProFrac Holdings, LLC, as holdings, ProFrac Holdings II, LLC, as the borrower, the several lenders from time to time party thereto and JPMorgan Chase Bank N.A., as the agent and the collateral agent, dated as of March 4, 2022 (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-261255) filed with the SEC on March 31, 2022).

10.15

Subordinated Promissory Note among ProFrac Holdings II, LLC, as payor, and Equify Financial LLC, as payee, dated as of March 4, 2022 (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-261255) filed with the SEC on March 31, 2022).

10.16

Subordinated Promissory Note among ProFrac Holdings, LLC, as payor, and THRC Holdings, LP, as payee, dated as of March 4, 2022 (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-261255) filed with the SEC on March 31, 2022).

10.17

Subordinated Promissory Note among ProFrac Holdings, LLC, as payor, and THRC Holdings, LP, as payee, dated as of March 4, 2022 (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-261255) filed with the SEC on March 31, 2022).

10.18

Securities Purchase Agreement dated February 16, 2022 by and between Flotek Industries, Inc. and ProFrac Holdings, LLC (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-261255) filed with the SEC on March 31, 2022).

10.19

Purchase and Sale Agreement, dated as of February 18, 2022, by and between ProFrac Holdings, LLC and Wilks Development, LLC (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-261255) filed with the SEC on April 26, 2022).

10.20

Amendment No. 1 to Chemical Products Supply Agreement between Flotek Chemistry, LLC and ProFrac Services, LLC dated May 17, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2022).

10.21

Chemical Products Supply Agreement between Flotek Chemistry, LLC and ProFrac Services, LLC dated February 2, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2022).

10.22

Form of Voting Agreement, by and among ProFrac Holding Corp. and the stockholders of U.S. Well Services, Inc. party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2022).

10.23

Form of Warrant Purchase Agreement, by and among ProFrac Holding Corp. and the holders of warrants of U.S. Well Services, Inc. party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2022).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95*	Mine Safety Disclosure Exhibit.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
†	Compensatory plan or arrangement.
^	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of such schedules, or any section thereof, to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Profrac Holding Corp.

Date: June 24, 2022	By:	/s/ Matthew D. Wilks
Matthew D. Wilks
Executive Chairman (Principal Executive Officer)

Date: June 24, 2022	By:	/s/ Lance Turner
Lance Turner
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)