Form 10-Q
period 2022-06-30
ProFrac Holding Corp.
filed 2022-08-15
CIK 1881487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

At August 8, 2022, the registrant had 41,239,957 shares of Class A common stock, $0.01 par value per share, and 101,133,201 shares of Class B common stock, $0.01 par value per share, outstanding.

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
•

the severity and duration of world health events, including the outbreak of the COVID-19 pandemic, related economic repercussions and the resulting severe disruption in the oil and gas industry and negative impact on demand for oil and gas, which has and may continue to negatively impact our business;

•	a further decline or future decline in domestic spending by the onshore oil and natural gas industry;
•

actions by members of the Organization of Petroleum Exporting Counties, Russia and other oil-producing countries with respect to oil production levels and announcements of potential changes in such levels;

•

the political environment in oil and natural gas producing regions, including uncertainty or instability resulting from civil disorder, terrorism or war, such as the recent conflict between Russia and Ukraine, which may negatively impact our operating results;

•	changes in general economic and geopolitical conditions;
•	competitive conditions in our industry;
•	changes in the long-term supply of and demand for oil and natural gas;
•	actions taken by our customers, competitors and third-party operators;
•	a decline in demand for proppant;
•	our ability to obtain permits, approvals and authorizations from governmental and third parties, and the effects of or changes to U.S. government regulation;
•	changes in the availability and cost of capital;
•	our ability to successfully implement our business plan;
•	large or multiple customer defaults, including defaults resulting from actual or potential insolvencies;
•	the effects of consolidation on our customers or competitors;
•	the price and availability of debt and equity financing (including changes in interest rates);
•	our ability to complete growth projects on time and on budget;
•	our ability to finance, consummate, integrate and realize the benefits expected from our recently completed and pending acquisitions, including any related synergies;

•	introduction of new drilling or completion techniques, or services using new technologies subject to patent or other intellectual property protections;
•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
•	acts of terrorism, war or political or civil unrest in the United States or elsewhere;
•	loss or corruption of our information or a cyberattack on our computer systems;
•	the price and availability of alternative fuels and energy sources;
•

federal, state and local regulation of hydraulic fracturing and other oilfield service activities, as well as exploration and production activities, including public pressure on governmental bodies and regulatory agencies to regulate our industry;

•	the availability of water resources, suitable proppant and chemicals in sufficient quantities for use in hydraulic fracturing fluids;
•	the effects of existing and future laws and governmental regulations (or the interpretation thereof) on us and our customers;
•	the effects of future litigation; and
•	other factors discussed in this report.

You should not place undue reliance on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs at the time they are made, forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors described in Part II, Item 1A of this Quarterly Report on Form 10-Q, the factors described under the heading “Risk Factors” in our prospectus, dated May 12, 2022, filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act on May 16, 2022 in connection with our initial public offering, and the factors described under the heading “Risk Factors” in our prospectus, dated August 8, 2022, filed with the SEC pursuant to Rule 424(b) under the Securities Act on August 8, 2022 in connection with the resale of our Class A common stock by the selling shareholders named therein, any of which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

We have also made certain statements in this Quarterly Report on Form 10-Q regarding our pending acquisition of U.S. Well Services, Inc. described elsewhere in this report, and have set forth in this report under Part II, Item 1A, certain risk factors relating to this acquisition, including the capital we will need to consummate the acquisition, that could adversely affect our business and prospects. The risks included above and in this report and in our other filings with the SEC are not exhaustive. Except as required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any such statements to reflect any change in our expectations or any change in events, conditions or circumstances on which any such forward-looking statement is based. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ProFrac Holding Corp.

Consolidated balance sheets

(Unaudited)

(In thousands)	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$73,653	$5,376
Accounts receivable, net	444,997	161,632
Accounts receivable—related party	3,637	4,515
Prepaid expenses, and other current assets	19,331	6,213
Assets held for sale	1,805	—
Inventories	192,377	73,942
Total current assets	735,800	251,678
Property, plant, and equipment	1,231,205	827,865
Accumulated depreciation and depletion	(566,960)	(464,178)
Property, plant, and equipment, net	664,245	363,687
Operating lease right-of-use assets	80,664	—
Deferred tax assets	3,316	—
Investments	49,752	4,244
Intangible assets, net	28,241	27,816
Goodwill	82,340	—
Other assets	19,267	17,145
Total assets	$1,663,625	$664,570

The accompanying notes are an integral part of these consolidated financial statements.

ProFrac Holding Corp.

Consolidated balance sheets

(Unaudited)

(In thousands)	June 30, 2022	December 31, 2021
Liabilities, redeemable noncontrollable interest, and stockholders' and members' (deficit) equity
Current liabilities:
Accounts payable	$178,905	$121,070
Accounts payable—related party	37,577	21,275
Current portion of operating lease liabilities	9,160	—
Accrued expenses	159,304	38,149
Other current liabilities	15,835	34,400
Current portion of long-term debt	51,329	31,793
Total current liabilities	452,110	246,687
Long-term debt	427,961	235,128
Long-term debt—related party	—	34,645
Operating lease liabilities	75,397	—
Total liabilities	955,468	516,460
Commitments and contingencies (Note 17)
Redeemable noncontrolling interest	2,024,687	—
Stockholders' and members' equity
Members' equity	—	147,015
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding
Class A common stock, $0.01 par value, 600,000,000 authorized, 41,237,003 issued and outstanding at June 30, 2022 and none issued and outstanding at December 31, 2021	412	—
Class B common stock, $0.01 par value, 400,000,000 authorized, 101,133,201 issued and outstanding at June 30, 2022 and none issued and outstanding at December 31, 2021	1,011	—
Additional paid-in capital	—	—
Accumulated deficit	(1,410,780)	—
Accumulated other comprehensive (loss) income	(36)	56
Total stockholders' and members' equity attributable to ProFrac Holding Corp.	(1,409,393)	147,071
Noncontrolling interests	92,863	1,039
Total stockholders' and members' (deficit) equity	(1,316,530)	148,110
Total liabilities, redeemable noncontrollable interest, and stockholders' and members' (deficit) equity	$1,663,625	$664,570

The accompanying notes are an integral part of these consolidated financial statements

ProFrac Holding Corp.

Consolidated statements of operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Revenues	$589,844	$174,819	$934,824	$324,405
Operating costs and expenses:
Cost of revenues, exclusive of depreciation, depletion and amortization	340,600	126,708	573,199	245,014
Depreciation, depletion and amortization	64,064	34,904	108,280	70,365
Loss on disposal of assets, net	2,143	1,868	1,989	4,075
Selling, general, and administrative	87,548	14,094	121,675	27,872
Total operating costs and expenses	494,355	177,574	805,143	347,326
Operating income (loss)	95,489	(2,755)	129,681	(22,921)
Other (expense) income:
Interest expense, net	(13,451)	(6,187)	(22,723)	(12,222)
Loss on extinguishment of debt	(8,822)	—	(17,095)	—
Other income, net	989	53	9,220	240
Income (loss) before income tax provision	74,205	(8,889)	99,083	(34,903)
Income tax (provision) benefit	(4,112)	283	(4,864)	308
Net income (loss)	70,093	(8,606)	94,219	(34,595)
Less: net (income) loss attributable to ProFrac Predecessor	(56,157)	8,478	(79,867)	34,476
Less: net loss attributable to noncontrolling interests	8,704	128	8,288	119
Less: net income attributable to redeemable noncontrolling interests	(16,082)	—	(16,082)	—
Net income attributable to ProFrac Holding Corp.	$6,558	$—	$6,558	$—
Basic and diluted earnings per Class A share	$0.16		$0.16
Weighted average shares used in computing basic earnings per Class A share	40,123		40,123
Weighted average shares used in computing diluted earnings per Class A share	40,145		40,145

The accompanying notes are an integral part of these consolidated financial statements.

ProFrac Holding Corp.

Consolidated statements of comprehensive income (loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Net income (loss)	$70,093	$(8,606)	$94,219	$(34,595)
Foreign currency translation adjustments	13	4	(123)	10
Comprehensive income	70,106	(8,602)	94,096	(34,585)
Less: comprehensive income attributable to ProFrac Predecessor	(56,157)	8,474	(79,765)	34,466
Less: comprehensive income attributable to noncontrolling interest	8,701	128	8,319	119
Less: comprehensive income attributable to redeemable noncontrolling interest	(16,082)	—	(16,082)	—
Comprehensive income attributable to ProFrac Holding Corp.	$6,568	$—	$6,568	$—

The accompanying notes are an integral part of these consolidated financial statements.

ProFrac Holding Corp.

Consolidated statements of changes in equity

(Unaudited)

	Members'	Class A Common Stock		Class B Common Stock		Additional Paid	Retained	Accumulated Other Comprehensive	Noncontrolling	Total Equity
(In thousands)	Equity	Shares	Amount	Shares	Amount	in Capital	Earnings	Income (Loss)	Interests	(Deficit)
Balance, January 1, 2022	$147,015	—	$—	—	$—	$—	$—	$56	$1,039	$148,110
Net income	23,710	—	—	—	—	—	—	—	416	24,126
Member contributions	5,000	—	—	—	—	—	—	—	—	5,000
Deemed distribution	(3,664)	—	—	—	—	—	—	—	—	(3,664)
THRC related equity	72,931	—	—	—	—	—	—	—	—	72,931
Foreign currency translation	—	—	—	—	—	—	—	(102)	(34)	(136)
Balance, March 31, 2022	$244,992	—	$—	—	$—	$—	$—	$(46)	$1,421	$246,367
Net income prior to corporate reorganization	56,157	—	—	—	—	—	—	—	(46)	56,111
Issuance of Class A shares in IPO	—	18,228	182	—	—	227,548	—	—	—	227,730
Issuance of Class B shares	—	—	—	101,133	1,011	—	—	—	—	1,011
Effect of corporate reorganization and reclassification to redeemable noncontrolling interest	(301,149)	20,895	209	—	—	(81,110)	—	—	—	(382,050)
Adjustment of redeemable noncontrolling interest to redemption amount at IPO	—	—	—	—	—	(146,438)	(1,291,910)	—	—	(1,438,348)
Class A shares issued to settle asset purchase	—	2,114	21	—	—	16,675	—	—	—	16,696
Net income after corporate reorganization	—	—	—	—	—	—	6,558	—	(8,658)	(2,100)
Recognition of Flotek noncontrolling interest	—	—	—	—	—	—	—	—	99,617	99,617
Stock-based compensation	—	—	—	—	—	269	—	—	526	795
Stock-based compensation related to deemed contribution	—	—	—	—	—	11,252	—	—	—	11,252
Foreign currency translation	—	—	—	—	—	—	—	10	3	13
Additional paid-in capital related to tax receivable agreement	—	—	—	—	—	609	—	—	—	609
Adjustment of redeemable noncontrolling interest to redemption amount	—	—	—	—	—	(28,805)	(125,428)	—	—	(154,233)
Balance, June 30, 2022	$—	41,237	$412	101,133	$1,011	$—	$(1,410,780)	$(36)	$92,863	$(1,316,530)

The accompanying notes are an integral part of these consolidated financial statements.

ProFrac Holding Corp.

Consolidated statements of changes in equity

(Unaudited)

	Members'	Class A Common Stock		Class B Common Stock		Additional Paid	Retained	Accumulated Other Comprehensive	Noncontrolling	Total Equity
(In thousands)	Equity	Shares	Amount	Shares	Amount	in Capital	Earnings	Income (Loss)	Interests	(Deficit)
Balance, January 1, 2021	$175,027	—	$—	—	$—	$—	$—	$—	$1,785	$176,812
Net (loss) income	(25,998)	—	—	—	—	—	—	—	9	(25,989)
Foreign currency translation	—	—	—	—	—	—	—	6	—	6
Noncontrolling interest of acquired business	—	—	—	—	—	—	—	—	1,228	1,228
Balance, March 31, 2021	$149,029	—	$—	—	$—	$—	$—	$6	$3,022	$152,057

Net loss	(8,478)	—	—	—	—	—	—	—	(128)	(8,606)
Foreign currency translation	—	—	—	—	—	—	—	4	—	4
Balance, June 30, 2021	$140,551	—	$—	—	$—	$—	$—	$10	$2,894	$143,455

The accompanying notes are an integral part of these consolidated financial statements

ProFrac Holding Corp

Consolidated statements of cash flow

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income (loss)	$94,219	$(34,595)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization	108,280	70,365
Stock based compensation	40,304	—
Loss on disposal of assets, net	1,989	4,075
Non-cash loss on extinguishment of debt	10,230	—
Amortization of debt issuance costs	2,729	1,063
Bad debt expense, net of recoveries	5	83
Deferred tax expense	1,024	—
Unrealized gain on investments, net	(8,526)	—
Changes in operating assets and liabilities:
Accounts receivable	(174,371)	(25,317)
Inventories	(63,881)	(7,423)
Prepaid expenses and other assets	(7,108)	201
Accounts payable	(12,750)	(286)
Accrued expenses	82,629	18,614
Deferred revenues and other liabilities	9,691	—
Net cash provided by operating activities	84,464	26,780
Cash flows from investing activities:
Investment in property, plant & equipment	(116,069)	(53,607)
Proceeds from sale of assets	46,101	17,586
Acquisitions, net of cash acquired	(257,267)	(2,430)
Investment in preferred shares of BPC	(47,202)	—
Initial investment in Flotek	(10,000)	—
Other investments	(3,893)	—
Net cash used in investing activities	(388,330)	(38,451)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	587,560	42,084
Repayments of long-term debt	(497,825)	(18,856)
Borrowings from revolving credit agreements	197,233	14,000
Repayments to revolving credit agreements	(122,883)	(10,000)
Payment of debt issuance costs	(23,584)	(1,127)
Member contribution	5,000	—
Proceeds from issuance of common stock	329,118	—
Payment of THRC related equity	(72,931)	—
Payment of common stock issuance costs	(27,444)	—
Net cash provided by financing activities	374,244	26,101
Net increase in cash, cash equivalents, and restricted cash	70,378	14,430
Cash, cash equivalents, and restricted cash beginning of period	5,376	2,952
Cash, cash equivalents, and restricted cash end of period	$75,754	$17,382
Supplemental cash flow information:
Cash payments for interest	$13,139	$12,624
Cash payments for taxes	$118	$—
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$27,377	$7,837
Operating lease liabilities incurred from obtaining right-of-use-assets	$44,968	$—

The accompanying notes are an integral part of these consolidated financial statements.

ProFrac Holding Corp

Notes to the consolidated financial statements

(Amounts in thousands, except as noted)

(unaudited)

1. Organization and description of business

ProFrac Holding Corp. (“ProFrac Corp.”) and its consolidated subsidiaries, including ProFrac Holdings, LLC (“ProFrac LLC”), is a vertically integrated and innovation-driven energy services company providing hydraulic fracturing, completion services and other complementary products and services to leading upstream oil and gas companies engaged in the exploration and production (“E&P”) of North American unconventional oil and natural gas resources. The Company operates in three business segments: stimulation services, manufacturing, and proppant production.

Company Formation

ProFrac Corp. was incorporated as a Delaware corporation on August 17, 2021, to become a holding corporation for ProFrac LLC and its subsidiaries upon completion of a corporate reorganization in conjunction with a planned initial public offering (“IPO”). On May 12, 2022, ProFrac Corp. completed its IPO and corporate reorganization and became the managing member of ProFrac LLC.

The unaudited consolidated financial statements presented herein are those of ProFrac Corp. subsequent to the corporate reorganization on May 12, 2022, and ProFrac LLC before that date. In these notes to the consolidated financial statements, ProFrac Corp. and ProFrac LLC together are also referred to as “we,” “us,” “our,” or the “Company” and ProFrac LLC is also referred to as “ProFrac Predecessor.” For all periods presented, the unaudited consolidated financial statements presented herein include the controlled subsidiaries of ProFrac LLC, which include Best Pump & Flow LP (“Best Flow”) and Alpine Silica, LLC (“Alpine”).

Prior to December 21, 2021, Dan Wilks and Farris Wilks (or entities they control) (collectively, the “Wilks”) held a controlling interest in each of ProFrac LLC, Best Flow and Alpine. Historical periods for ProFrac Predecessor had been presented on a consolidated and combined basis given the common control ownership by the Wilks. On December 21, 2021, all of the then-outstanding membership interests in Best Flow and Alpine were contributed to ProFrac LLC in exchange for membership interests in ProFrac LLC. Accordingly, the results for the three and six months ended June 30, 2021 have been retrospectively adjusted to present the operations of ProFrac LLC, Best Flow and Alpine on a combined basis. The acquisitions of Best Flow and Alpine have been accounted for in a manner consistent with the pooling of interest method of accounting, as the transaction was a combination of entities under common control. Under this method of accounting, the statements of operations, comprehensive income, equity and cash flows have been adjusted to include all activities of the commonly controlled groups for all periods in which common control existed.

Initial Public Offering

On May 12, 2022, ProFrac Corp. completed its IPO of 16,000,000 shares of its Class A common stock, par value $0.01 per share (the "Class A Common Stock") at a public offering price of $18.00 per share.  On June 6, 2022, an over-allotment option was exercised resulting in an additional 2,228,153 shares of Class A Common Stock being priced at $18.00 per share. The IPO and exercise of the over-allotment option generated combined net proceeds of $301.7 million, after deducting underwriter discounts and commissions and estimated offering costs. The Company used $72.9 million of the net proceeds to redeem the membership ownership interests from the then-existing owners of THRC FTSI Related Equity (as described in Note 14 – Acquisitions and investments) and contributed the remaining proceeds to ProFrac Holdings, LLC. The Company used the remaining proceeds (i) to pay down $143.8 million of the outstanding borrowings under the New Term Loan Credit Facility (as defined herein) (ii) to fully pay the $22.0 million of the outstanding borrowings of the Backstop Note (as defined herein) (iii) pay down $22.0 million of the outstanding borrowings of the Closing Date Note (as defined herein) (iv) to pay down $20.8 million of the outstanding borrowings of the Equify Bridge Note (as defined herein) and (v) with the remaining proceeds to be used for general corporate uses and additional repayment of debt.

Redeemable Noncontrolling Interests

ProFrac Corp’s only material asset is an equity interest consisting of units representing limited liability company interests in ProFrac LLC (“PFH Units”). As the sole managing member of ProFrac LLC, ProFrac Corp. operates and controls all of the business and affairs of ProFrac LLC and conducts its business through ProFrac LLC and its subsidiaries. As a result, ProFrac Corp. consolidates the financial results of ProFrac LLC and its subsidiaries and reports a noncontrolling interest related to the portion of PFH Units not owned by ProFrac Corp., which reduces net income attributable to holders of ProFrac Corp.’s Class A common stock. The holders of PFH Units not owned by ProFrac Corp. also hold shares of ProFrac Corp.’s Class B common stock, par value $0.01 per share (the “Class B Common Stock”) such that a single share of Class B Common Stock is issued for each PFH Unit not owned by ProFrac Corp.

The holders of PFH Units not owned by ProFrac Corp. may redeem all or a portion of their PFH Units, together with a corresponding number of shares of Class B Common Stock, for either shares of Class A Common Stock or an approximately equivalent amount of cash, at the election of the Company. In connection with the exercise of such redemption, a corresponding number of shares of Class B Common Stock will be cancelled. The redemption election is not considered to be within the control of the Company because the holders of Class B Common Stock and their affiliates control the Company through direct representation on ProFrac Corp.’s Board of Directors. As a result, we present the noncontrolling interests in ProFrac LLC as redeemable noncontrolling interests outside of permanent equity.

From January 1, 2022 through June 30, 2022, we recorded adjustments to the value of our redeemable noncontrolling interests as shown below:

Redeemable Noncontrolling Interests
(in thousands)	2022
Balance as of January 1, 2022	$—
Effect of corporate reorganization and reclassification to redeemable noncontrolling interest	382,050
Adjustment of redeemable noncontrolling interest to redemption amount at IPO (1)	1,438,348
Class A common stock issued to settle asset purchase	21,361
Net income after corporate reorganization	16,082
Stock-based compensation	660
Stock-based compensation related to deemed contribution	27,597
Accrued distribution related to income taxes	(15,644)
Adjustment of redeemable noncontrolling interest to redemption amount (2)	154,233
Balance as of June 30, 2022	$2,024,687

(1)	Based on 101,133,201 shares of Class B Common Stock outstanding and the $18.00 per share IPO price.
(2)	Based on 101,133,201 shares of Class B Common Stock outstanding and the 10-day VWAP of Class A Common Stock of $20.02 at June 30, 2022.

As of June 30, 2022, ProFrac Corp. owned 29.0% of ProFrac LLC with the remaining 71.0% owned directly by other PFH Unit holders. As of June 30, 2022, ProFrac Corp. had outstanding 41.2 million shares of Class A Common Stock (representing approximately 29.0% of the total voting power) and 101.1 million shares of Class B Common Stock (representing approximately 71.0% of the total voting power).

2. Summary of significant accounting policies

Basis of presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included within the Company’s final prospectus filed with the SEC on May 16, 2022, pursuant to Rule 424(b) under the Securities Act. The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In our opinion, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements. Operating results for the three and six-months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022. The December 31, 2021, balance sheet information has been derived from the 2021 audited financial statements of ProFrac Predecessor.

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

Leases

The Company determines if an arrangement is a lease at inception of the arrangement. To the extent that we determine an arrangement represents a lease, we classify that lease as an operating lease or a finance lease. We capitalize operating and finance leases on our consolidated balance sheets through a right-of-use (“ROU”) asset and a corresponding lease liability. ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. See Note 12 – Leases for additional information.

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

See Note 14 — Acquisitions and investments for information on acquisitions completed during the historical period.

Goodwill

We have acquired goodwill related to business acquisitions. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. We review our goodwill on an annual basis, at the beginning of the fourth quarter, and whenever events or changes in circumstances indicate the carrying value of goodwill may exceed its fair value. If the carrying value of goodwill exceeds its fair value, we recognize an impairment loss for this difference.

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
•

Level 2: Other than quoted prices included in Level 1, inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability. At June 30, 2022, we had no Level 2 measurements.

•

Level 3: The use of significant unobservable inputs that typically require the use of management’s estimates of assumptions that market participants would use in pricing. See Note 16 — Fair Value of Financial Interests for more information on our investments using Level 3 measurements.

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

Income taxes

Before May 12, 2022, the ProFrac Predecessor entities were organized as limited liability companies or a limited partnership and were treated as either a disregarded entity or a partnership for U.S. federal income tax purposes, whereby the ordinary business income or loss and certain deductions were passed-through and reported on the members’ income tax returns. As such, the Company was not required to account for U.S. federal income taxes in the consolidated financial statements. Certain state income-based taxes are imposed on the Company which are reflected as income tax expense or benefit in historical periods.

In connection with the IPO in May 2022, the Company reorganized and ProFrac LLC became partially owned by ProFrac Corp., a U.S. Internal Revenue Code Subchapter C corporation (“C-Corporation”). ProFrac Corp. is a taxable entity and is required to account for income taxes under the asset and liability method for periods subsequent to May 12, 2022.

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

Recently adopted accounting standards

On January 1, 2022, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) for “Leases,” which amended existing guidance to require lessees to recognize liabilities and ROU assets on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. We adopted this guidance using a modified retrospective approach on January 1, 2022 using the transition method that allows a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

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

The impact of applying this standard is not expected to significantly impact our results of operations or cash flows. As of January 1, 2022, we recognized ROU assets and liabilities of approximately $35.8 million from operating leases on our consolidated balance sheet. See Note 12 - Leases for additional disclosures related to our adoption this accounting standards update.

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

3. Restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated statement of cash flows as of June 30, 2022, and December 31, 2021:

(In thousands)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$73,653	$5,376
Restricted cash included in prepaid expenses and other current assets	2,101	—
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$75,754	$5,376

As of June 30, 2022, restricted cash included cash used as collateral for our credit card program.

4. Supplemental balance sheet information

Inventories

The following table summarizes the components of our inventories as of June 30, 2022, and December 31, 2021:

(In thousands)	June 30, 2022	December 31, 2021
Raw materials and supplies	$82,865	$13,911
Work in process	8,769	3,288
Finished products and parts	100,743	56,743
Total	$192,377	$73,942

The increase in inventory from December 31, 2021, to June 30, 2022 was partially due to acquired inventory of $54.5 million related to our acquisitions of FTS International, Inc. (“FTSI”) and Flotek Industries, Inc. (“Flotek”). The remaining increase is related to our increased activity levels in 2022.

Accrued Expenses

The following table summarizes our accrued expenses as of June 30, 2022, and December 31, 2021:

(In thousands)	June 30, 2022	December 31, 2021
Accrual for purchased materials	$64,617	$15,600
Employee compensation and benefits	27,134	8,107
Sales, use, and property taxes	12,007	5,974
Interest	9,058	879
Income taxes	3,600	—
Tax receivable agreement	3,448	—
Tax distribution to redeemable noncontrolling interests	15,644	—
Other	23,796	7,589
Total	$159,304	$38,149

5. Property, plant, and equipment

The following table summarizes the components of our property, plant, and equipment, net as of June 30, 2022, and December 31, 2021:

(In thousands)	June 30, 2022	December 31, 2021
Machinery and equipment	$1,070,672	$760,829
Mining property and mine development	48,464	34,809
Office equipment, software and other	14,303	5,550
Land	950	—
Buildings and leasehold improvements	24,587	15,947
Total	1,158,976	817,135
Less: accumulated depreciation and depletion	(566,960)	(464,178)
Construction in progress	72,229	10,730
Property, plant, and equipment, net	$664,245	$363,687

The increase in net property, plant, and equipment from December 31, 2021, to June 30, 2022, was due to acquired assets of $328.7 million related to our FTSI and Flotek acquisitions. This increase was partially offset by $48.2 million of FTSI assets sold in the sale lease-back transaction immediately following the FTSI acquisition.

Depreciation expense for the three months ended June 30, 2022 and 2021, was $63.6 million and $34.7 million, respectively. Depreciation expense for the six months ended June 30, 2022 and 2021, was $107.8 million and $70.1 million, respectively.

Major classifications of property, plant, and equipment and their respective useful lives are as follows:

Machinery and equipment	2 years—10 years
Office equipment, software, and other	3 years—7 years
Buildings and leasehold improvements	2 years—40 years

6. Intangible assets

The following table summarizes the components of our finite-lived intangible assets as of June 30, 2022, and December 31, 2021:

	June 30, 2022			December 31, 2021
(In thousands)	Gross Book Value	Less: Accumulated Amortization	Net Book Value	Gross Book Value	Less: Accumulated Amortization	Net Book Value
Electric frac licenses	$22,500	$—	$22,500	$22,500	$—	$22,500
Acquired technology	7,144	(1,403)	5,741	5,905	(589)	5,316
Intangible assets, net	$29,644	$(1,403)	$28,241	$28,405	$(589)	$27,816

Intangible assets are amortized over the period the Company expects the asset to generate cash flows. As such, we amortize each electric frac license through the remaining license period, beginning when the initial fleet built under each license is placed into service, a period we estimate to be 17 years. For technology acquired during 2021, we estimated this period to be seven years. For technology acquired in 2022 related to the acquisition of FTSI, we estimated the period to be three years. Amortization expense related to intangible assets was $0.4 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively. Amortization expense related to intangible assets was $0.8 million and $0.3 million for the six months ended June 30, 2022 and 2021, respectively.

7. Indebtedness

The following table summarizes the components of our debt as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
(In thousands)	2022	2021
Old ABL Credit Facility	$—	$69,000
Old Term Loan	—	171,355
First Financial Loan	23,950	30,000
New ABL Credit Facility	143,350	—
New Term Loan Credit Facility	302,380	—
Best Flow Credit Facility(1)	—	7,101
Best Flow Note(1)	—	10,827
Alpine Promissory Note(1)	—	16,717
Flotek Convertible Notes	12,739	—
Other	12,626	1,695
Total gross debt	495,045	306,695
Less: unamortized debt issuance costs	(15,755)	(5,129)
Less: current portion of long-term debt	(51,329)	(31,793)
Total long-term debt	$427,961	$269,773

(1)	Related party debt agreements

Old ABL Credit Facility

On March 14, 2018, ProFrac LLC entered into a senior secured asset-based revolving credit agreement (the “Old ABL Credit Facility”), with Barclays Bank PLC, as administrative agent and collateral agent, and the lenders party thereto. The Old ABL Credit Facility had a maturity date of March 14, 2023.

LIBOR borrowings under the Old ABL Credit Facility bore interest at the greater of LIBOR or 0.00%, plus a margin of 1.50% to 2.00%, depending on facility utilization. The interest rate was 2.75% as of December 31, 2021.

As of December 31, 2021, the borrowing base was $146.2 million, therefore maximum availability under the Old ABL Credit Facility was the facility maximum of $105.0 million. There were $69.0 million of borrowings outstanding and $3.1 million of letters of credit outstanding, resulting in $32.9 million of availability under the Old Credit Facility ABL.

On March 4, 2022, the Old ABL Credit Facility was refinanced and replaced with the New ABL Credit Facility (as described below).

Old Term Loan

On September 7, 2018, ProFrac LLC entered into a $180.0 million term loan agreement (“Old Term Loan”), which matures on September 15, 2023, with a group of lenders with Barclays Bank, PLC as administrative agent. Principal payments are due in quarterly installments, however due to prepayments made to date, there will be no required minimum amortization (other than excess cash flow prepayments) before termination of the Old Term Loan. Excess cash flow is calculated quarterly to determine any additional minimum prepayments. On June 24, 2021, ProFrac LLC and its Old Term Loan lenders reached an agreement to expand the facility by $40.0 million.

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

The First Financial Loan has a maturity date of January 1, 2024 with an interest rate of LIBOR plus 3.5%, and the loan is to be repaid by equal payments of principal and interest beginning in February 2022. The First Financial Loan contains certain restricted covenants which require the Company to maintain a fixed charge ratio of at least 1.00:1.00 and a maximum net leverage ratio of 3.00:1.00. The Company was in compliance with all covenants as of June 30, 2022.

New ABL Credit Facility

On March 4, 2022, ProFrac LLC, ProFrac Holdings II, LLC (“ProFrac II LLC”), as borrower (in such capacity, the “ABL Borrower”), and certain of the ABL Borrower’s wholly owned subsidiaries as obligors, entered into a senior secured asset-based revolving credit agreement (as amended, the “New ABL Credit Facility”), with a group of lenders with JPMorgan Chase Bank N.A., as administrative agent and collateral agent. The New ABL Credit Facility initially provided for an asset-based revolving credit facility with a borrowing base and lender commitments of $100.0 million. On April 8, 2022, the New ABL Credit Facility was amended to increase the borrowing base and lender commitments to $200.0 million. The New ABL Credit Facility has a borrowing base composed of certain eligible accounts receivable and eligible inventory less customary reserves, as redetermined monthly. As of June 30, 2022, the maximum availability under the New ABL Credit Facility was the aggregate lender commitments of $200.0 million with $143.4 million of borrowings outstanding and $9.2 million of letters of credit outstanding, resulting in approximately $47.4 million of remaining availability. The New ABL Credit Facility matures on the earlier of (i) March 4, 2027 and (ii) 91 days prior to the stated maturity of any material indebtedness (other than the First Financial Loan).

Borrowings under the New ABL Credit Facility accrue interest based on a three-tier pricing grid tied to average historical availability, and the ABL Borrower may elect for loans to be based on either an Adjusted Term SOFR or a base rate, plus the applicable margin.

The interest rate under the New ABL Credit Facility for (a) Adjusted Term SOFR is the applicable margin plus the fluctuating per annum rate equal to Adjusted Term SOFR (with an Adjusted Term SOFR Floor of 0.00%); and (b) Base Rate Loans are the applicable margin plus the fluctuating per annum rate equal to the greatest of the Prime Rate in effect on such day, or the NYFRB Rate in effect on such day plus 1/2% of 1% and the Adjusted Term SOFR for a one-month Interest Period as published two (2) U.S. Government Securities Business Days prior to such day (or if such day is not a Business Day, the immediately preceding Business Day), plus 1.0%. The applicable margin for Adjusted Term SOFR Loans ranges from 1.50% to 2.00% and for Base Rate Loans ranges from 0.50% to 1.00%, depending on the average daily availability over the last three months under the New ABL Credit Facility. The New ABL Credit Facility bears an unused line fee ranging from 0.250% to 0.375%, depending on the average daily availability over the last three months payable quarterly in arrears. The New ABL Credit Facility also bears customary letter of credit fees. The interest rate was 5.50% as of June 30, 2022.

The New ABL Credit Facility is subject to customary mandatory prepayments, including a mandatory prepayment if the aggregate unpaid principal balance of revolving loans, agent advances, swingline borrowings, unreimbursed drawings under letters of credit and the undrawn amount of outstanding letters of credit exceeds at any time the lesser of (x) the then applicable borrowing base and (y) the then total effective commitments under the New ABL Credit Facility, in an amount equal to such excess. After the occurrence and during the continuance of a Cash Dominion Period (defined in the New ABL Credit Facility as (a) any period commencing upon the date that availability shall have been less than the greater of (i) 12.5% of the Maximum Credit (which is the lesser of the maximum revolver amount in effect at such time and the borrowing base at such time) and (ii) $10.0 million for a period of five consecutive business days and continuing until the date on which availability shall have been at least the greater of (y) 12.5% of the Maximum Credit and (z) $10.0 million for 20 consecutive calendar days or (b) any period commencing on the occurrence of certain specified events of default, and continuing during the period that such specified event of default shall be continuing).

The New ABL Credit Facility contains certain customary representations and warranties and affirmative and negative covenants. The negative covenants include, subject to customary exceptions, limitations on indebtedness, dividends, distributions and certain other payments, investments, acquisitions, prepayments of specified junior indebtedness, amendments of specified junior indebtedness, transactions with affiliates, dispositions, mergers and consolidations, liens, restrictive agreements, sale and leaseback transactions, changes in fiscal periods and changes in line of business.

We are required by the New ABL Credit Facility to maintain minimum liquidity of $5.0 million at all times. Additionally, when availability is less than the greater of (i) 12.5% of the maximum credit (which is the lesser of the maximum revolver amount in effect at such time and the borrowing base at such time) and (ii) $10.0 million and continuing until such time as availability has been in excess of such threshold for a period of 20 consecutive calendar days, we are required by the New ABL Credit Facility to maintain a springing Fixed Charge Coverage Ratio (as defined in the New ABL Credit Facility) of at least 1.0 to 1.0, which is tested quarterly during such period. The Company was in compliance with all covenants, and there were no existing defaults or events of default related to the New ABL Credit Facility as of June 30, 2022.

On July 25, 2022, the New ABL Credit Facility was amended to add an uncommitted $100.0 million incremental facility (the “Incremental Facility”), under the terms of which existing lenders can make additional loans (in their sole discretion) under, or new lenders can join, the Incremental Facility and increase the potential size of the New ABL Credit Facility from $200 million to $300 million, subject to satisfaction of certain conditions. All other terms and conditions of the New ABL Credit Facility remained substantially unchanged. See Note 19 – Subsequent Events.

New Term Loan Credit Facility

On March 4, 2022, ProFrac LLC, ProFrac II, LLC, as borrower (in such capacity, the “Term Loan Borrower”), and certain of the Term Loan Borrower’s wholly owned subsidiaries as obligors, entered into a senior secured term loan credit agreement (the “New Term Loan Credit Facility”), with Piper Sandler Finance LLC, as administrative agent and collateral agent, and the lenders party thereto. The New Term Loan Credit Facility provides for a term loan facility in an aggregate principal amount of $450.0 million. In the second quarter of 2022, the New Term Loan Facility was paid down by $143.8 million with net proceeds from the IPO and an additional $3.8 million in scheduled payments. As of June 30, 2022, the Term Loan Borrower had approximately $302.4 million outstanding under the New Term Loan Credit Facility. The New Term Loan Credit Facility matures on March 4, 2025.

Borrowings under the New Term Loan Credit Facility accrue interest at a percentage per annum equal to (a) until October 1, 2022, (i) for SOFR Rate Loans, 8.50%, and (ii) for Base Rate Loans, 7.50% and (b) thereafter, based on a three-tier pricing grid tied to Total Net Leverage Ratio (as defined in the New Term Loan Credit Facility), and the Term Loan Borrower may elect for loans to be based on either Adjusted Term SOFR or Base Rate, plus the applicable margin. The interest rate on the New Term Loan Credit Facility for (a) SOFR Rate Loans are the applicable margin plus the fluctuating per annum rate equal to Adjusted Term SOFR (as defined in the New Term Loan Credit Facility), with a SOFR floor of 1.00% and (b) Base Rate Loans are the applicable margin plus the fluctuating per annum rate equal to the highest of (i) the federal funds rate plus 1/2 of 1%, (ii) the interest rate quoted in the print edition of The

Wall Street Journal, Money Rates Section, as the prime rate in effect, (iii) Adjusted Term SOFR for a one-month interest period as determined on such day, plus 1.0% and (iv) 2.00%.

The applicable margin for (a) SOFR Rate Loans ranges from 6.50% to 8.00% and (b) Base Rate Loans ranges from 5.50% to 7.00%, depending on the Total Net Leverage Ratio (as defined in the New Term Loan Credit Facility) as of the first day of the then-current fiscal quarter. The interest rate was 10.0% as of June 30, 2022.

The New Term Loan Credit Facility is guaranteed by ProFrac LLC and all of the Term Loan Borrower’s material existing subsidiaries and certain direct and indirect future U.S. restricted subsidiaries of the Term Loan Borrower. The New Term Loan Credit Facility is secured by a lien on, and security interest in, substantially all of each such guarantor’s assets.

The New Term Loan Credit Facility is subject to quarterly amortization beginning in June 2022, though any excess cash flow payments, reduce the required amortization. Additionally, the New Term Loan Credit Facility is subject to a quarterly mandatory prepayment beginning for the calendar quarter ending on December 31, 2022, in an amount equal to the Applicable ECF Percentage (as defined in the New Term Loan Credit Facility). The Applicable ECF Percentage ranges from 50% of Excess Cash Flow (as defined in the New Term Loan Credit Facility) to 25% of Excess Cash Flow depending on the Total Net Leverage Ratio as of the last day of the applicable fiscal quarter.

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

The New Term Loan Credit Facility contains certain customary representations and warranties and affirmative and negative covenants. The negative covenants include, subject to customary exceptions, limitations on indebtedness, dividends, distributions and certain other payments, investments, capital expenditures, acquisitions, prepayments of specified junior indebtedness, amendments of specified junior indebtedness, transactions with affiliates, dispositions, mergers and consolidations, liens, restrictive agreements, changes in fiscal periods and changes in line of business.

We are required by the New Term Loan Credit Facility to maintain a Total Net Leverage Ratio (as defined in the New Term Loan Credit Facility) (i) of no more than 2.00 to 1.00 for the fiscal quarter ending on June 30, 2022, (ii) of no more than 1.55 to 1.00 for the fiscal quarters ending on September 30, 2022 and December 31, 2022, and (iii) of no more than 1.25 for each fiscal quarter ending on March 31, 2023 and thereafter.

We are required by the New Term Loan Credit Facility to maintain minimum liquidity of $30.0 million at all times.

The New Term Loan Credit Facility contains customary events of default. If an event of default occurs and is continuing, the lenders may declare all loans to be immediately due and payable. Some events of default require an automatic termination of the loans and become immediately due and payable.

The Company was in compliance with all covenants, and there were no defaults or events of default related to the New Term Loan Credit Facility, as of June 30, 2022.

On July 25, 2022, the New Term Loan Facility was amended to increase the size of the New Term Loan Facility by $150.0 million with an uncommitted option to obtain commitments for a potential additional $100.0 million of delayed draw loans before the earlier to occur of (i) the consummation of the Merger (as defined herein) and (ii) March 31, 2023. The maturity date of the New Term Loan Facility remains the same at March 4, 2025. The Company used a portion of the proceeds from the increased New Term Loan Facility to fund the acquisition of Monahans (as defined herein) and anticipates using the remainder of the proceeds and operating cash to facilitate the Merger, pay outstanding debt under the New ABL Credit Facility and/or for other general corporate purposes. See Note 19 – Subsequent Events.

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

Best Flow Note

On January 28, 2021, Best Flow issued a promissory note (the “Best Flow Note”), with Equify Financial, as holder. Equify Financial is a related party. The Best Flow Note provided for a term loan in an initial aggregate principal amount equal to $13.0 million. Proceeds from the Best Flow Note were utilized to pay down $7.6 million of outstanding balances on the Best Flow Credit Facility and to pay down other equipment financing agreements for $5.4 million. The Best Flow Note matures on February 1, 2026, with a fixed interest rate of 8.0%. The principal and interest are paid in equal monthly amortizing amounts through maturity. Prepaid amounts are subject to a 0.19% prepayment premium.

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

Flotek Convertible Notes

On February 2, 2022, Flotek entered into a private investment in public equity transaction (the “PIPE Transaction”) with a consortium of investors to secure growth capital. Pursuant to the PIPE Transaction, Flotek issued $11.2 million in aggregate initial principal amount of convertible notes payable (“Flotek Convertible Notes”). The Flotek Convertible Notes accrue paid-in-kind interest at a rate of 10% per annum, have a maturity of one year, and are convertible into common stock of Flotek (a) at Flotek’s option if Flotek’s common stock equals or exceeds $2.50 for 20 trading days during a 30 consecutive trading day period, (b) at the holder’s option at any time prior to maturity, at a price of $1.088125 per share or (c) at maturity, at a price of $1.088125 per share. On March 21, 2022, $3.0 million of Flotek Convertible Notes were converted at a holder’s option into approximately 2.8 million shares of Flotek common stock. The Flotek Convertible Notes are obligations of Flotek and have no recourse or claim against the assets of ProFrac Corp. or its other consolidated subsidiaries.

At June 30, 2022, there was $8.2 million principal amount of Flotek Convertible Notes outstanding, which were included in the Company’s consolidated financial statements at a carrying value of $12.3 million.

Other indebtedness

As of June 30, 2022 and December 31, 2021, the Company had other debt agreements outstanding with unpaid principal balances of $12.6 million and $1.7 million, respectively. At June 30, 2022, other indebtedness included various equipment financing agreements of $6.8 million. In July 2022, we repaid $3.4 million under these agreements and the remaining $3.4 million is due October 1, 2022 at an interest rate of 5.0% At June 30, 2022, other indebtedness also included a $4.8 million loan under the Paycheck Protection Program established under the Coronavirus Aid, Relief, and Economic Securities Act held by Flotek.

The following table summarizes the principal maturity schedule for our long-term debt outstanding as of June 30, 2022:

	2022	2023	2024	2025	2026	Thereafter	Total
First Financial loan	$8,659	$15,291	$—	$—	$—	$—	$23,950
New ABL Credit Facility	—	—	—	—	—	143,350	143,350
New Term Loan Credit Facility	7,560	15,120	15,120	264,580	—	—	302,380
Flotek Convertible Notes	—	12,739	—	—	—	—	12,739
Other.	7,803	1,908	1,907	543	79	386	12,626
Total	$24,022	$45,058	$17,027	$265,123	$79	$143,736	$495,045

8. Income taxes

Before May 12, 2022, the ProFrac Predecessor entities were organized as limited liability companies or a limited partnership and were treated as either a disregarded entity or a partnership for U.S. federal income tax purposes, whereby the ordinary business income or loss and certain deductions were passed-through and reported on the members’ income tax returns. As such, the Company was not required to account for U.S. federal income taxes in the consolidated financial statements. Certain state income-based taxes are imposed on the Company which are reflected as income tax expense or benefit in historical periods. In connection with the IPO in May 2022, the Company reorganized and ProFrac LLC became partially owned by ProFrac Corp., a C-Corporation. ProFrac Corp. is a taxable entity and is required to account for income taxes under the asset and liability method for periods subsequent to May 12, 2022.

During the first six months of 2022, ProFrac LLC and its members completed the acquisition of FTSI, a C-Corporation. Through a series of transactions, ProFrac LLC obtained ownership of all of the assets and liabilities of FTSI, but the FTSI C-Corporation legal entity was owned by the ProFrac LLC members. In connection with the IPO, the FTSI C-Corporation legal entity merged with a subsidiary of ProFrac Corp., which inherited the tax attributes of the FTSI legal entity.

As of June 30, 2022, the Company had approximately $158.3 million of net deferred tax assets. The deferred tax assets are driven by the outside basis difference between tax and GAAP in the Company’s outside basis in ProFrac LLC (including $22.7 million subject to the Tax Receivable Agreement), generated by both the FTSI transaction and the IPO. We have recorded a valuation allowance on the Company’s net deferred tax assets based on our assessment that it is more likely than not that the deferred tax assets will not be realized, with the exception of certain deferred tax assets that are expected to be utilized in the 2022 tax year of approximately $4.1 million. This valuation allowance assessment is based on the cumulative losses incurred by the Company in recent years. A change in our assessment could cause a decrease to the valuation allowance, which could materially impact our results of operations.

The Company’s effective tax rate (“ETR”) from continuing operations is expected to be 4.9% for tax year 2022. After consideration of a 2.4% net state tax rate (inclusive of the Texas Margin tax), the majority of the remaining difference between the federal corporate income tax rate of 21% and our effective tax rate is related to the income that is earned within the financial statement consolidated group that is not subject to tax within the financial statement consolidated group. This is due to the Company not being subject to tax prior to IPO, as well as the amount of post-IPO income that is attributable to the Class B shareholders. As such, the Company’s income tax expense for the six months ended June 30, 2022 is $4.9 million.

ProFrac LLC is obligated to make cash distributions to PFH Unit holders to fund their respective income tax liabilities relating to their share of the income of ProFrac LLC. At June 30, 2022, the Company recorded a liability for accrued distributions of $15.6 million to be made to redeemable noncontrolling interest holders to fund their estimated tax payments.

9. Tax receivable agreement

In connection with our IPO, ProFrac Corp. entered into a tax receivable agreement (the “TRA”) with certain PFH Unit holders (the “TRA Holders”). The TRA generally provides for payment by ProFrac Corp. to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax (computed using simplifying assumptions to address the impact of state and local taxes) that ProFrac Corp. actually realizes (or is deemed to realize in certain circumstances) as a result of (i) certain increases in tax basis that occur as a result of ProFrac Corp.’s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s PFH Units in connection with the IPO or the exercise of the Redemption Right (as defined in the TRA) or the Call Right (as defined in the TRA), and (ii) imputed interest deemed to be paid by ProFrac Corp. as a result of, and additional tax basis arising from, any payments ProFrac Corp. makes under the TRA. ProFrac Corp. will be dependent on ProFrac LLC to make distributions to ProFrac Corp. in an amount sufficient to cover ProFrac Corp.’s obligations under the TRA. ProFrac Corp. will retain the benefit of the remaining 15% of any actual net cash tax savings. The payment obligations under the TRA are ProFrac Corp.’s obligations and not obligations of ProFrac LLC, and we expect that the payments required to be made under the TRA could be substantial.

The term of the TRA commenced upon the completion of the IPO and will continue until all tax benefits that are subject to the TRA have been utilized or expired, unless we experience a Change of Control (as defined in the TRA, which includes certain mergers, asset sales, or other forms of business combinations) or the TRA otherwise terminates early (at our election or as a result of our breach or the commencement of bankruptcy or similar proceedings by or against us) and ProFrac Corp. makes the termination payments specified in the TRA in connection with such Change of Control or other early termination. In the event that the TRA is not terminated, the payments under the TRA could commence in 2023 and will continue for 15 years after the date of the last redemption of the PFH Units.

Payments will generally be made under the TRA as we realize actual cash tax savings from the tax benefits covered by the TRA. However, if we experience a Change of Control or the TRA otherwise terminates early, ProFrac Corp.’s obligations under the TRA would accelerate and ProFrac Corp. would be required to make an immediate payment equal to the present value of the anticipated future payments to be made by it under the TRA. We estimate that such an immediate payment could range up to more the $500 million. There can be no assurance that we will be able to satisfy our obligations under the TRA.

Estimating the amount and timing of payments that may become due under the TRA is by its nature imprecise. For purposes of the TRA, net cash tax savings generally are calculated by comparing ProFrac Corp.’s actual tax liability (determined by using the actual applicable U.S. federal income tax rate and an assumed combined state and local income and franchise tax rate) to the amount ProFrac Corp. would have been required to pay had it not been able to utilize any of the tax benefits subject to the TRA. The actual increases in tax basis covered by the TRA, as well as the amount and timing of any payments under the TRA, will vary depending on a number of factors, including the timing of any redemption of PFH Units, the price of ProFrac Corp.’s Class A Common Stock at the time of each redemption, the extent to which such redemptions are taxable transactions, the amount of the redeeming PFH Unit holder’s tax basis in its PFH Units at the time of the relevant redemption, the depreciation and amortization periods that apply to the increase in tax basis, the amount and timing of taxable income we generate in the future, the U.S. federal income tax rates then applicable, and the portion of ProFrac Corp.’s payments under the TRA that constitute imputed interest or give rise to depreciable or amortizable tax basis.

We account for amounts payable under the TRA when we determine that a liability is probable and the amount is reasonably estimable. At June 30, 2022, the liability from the TRA was $3.4 million.

10. Earnings per share

The numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for our Class A Common Stock are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Numerator:
Net income (loss)	$70,093	$(8,606)	$94,219	$(34,595)
Less: net (income) loss attributable to ProFrac Predecessor	(56,157)	8,478	(79,867)	34,476
Less: net loss attributable to noncontrolling interests	8,704	128	8,288	119
Less: net income attributable to redeemable noncontrolling interests	(16,082)	—	(16,082)	—
Net income attributable to ProFrac Holding Corp.	$6,558	$—	$6,558	$—
Denominator:
Weighted average Class A shares used for basic EPS computation	40,123		40,123
Dilutive potential of employee restricted stock units	22		22
Weighted average Class A shares used for diluted EPS computation	40,145		40,145
Basic and diluted EPS - Class A Common Stock	$0.16		$0.16

11. Stock-based compensation

Stock-based Compensation Related to Deemed Contributions

In connection with the Company’s IPO, our majority shareholders, Farris Wilks (“Farris”) and Dan Wilks (“Dan”) (together with certain family members or entities they control), sold PFH Units representing approximately 1% of the equity interest in ProFrac LLC to an entity controlled by our Chief Executive Officer, Ladd Wilks (“Ladd”), and our Executive Chairman, Matt Wilks (“Matt”), respectively. These equity interests in ProFrac LLC entitled each of Ladd and Matt to 1,220,978 shares of Class B common stock in ProFrac Corp. These units were sold in exchange for promissory notes. While some of the documentation relating to these transfers was subject to completion, we concluded that both transactions were consummated in connection with the Company’s IPO and, for accounting purposes, should be treated in accordance with ASC Topic 718, Compensation — Stock Compensation, as deemed contributions to the Company by Farris and Dan and grants of stock-based compensation to Ladd and Matt by the Company similar to stock options. As no future service period was required and because the promissory notes are prepayable at any time, all related stock-based compensation expense was recognized in the second quarter of 2022. The stock-based compensation expense was $33.7 million using the Black-Scholes-Merton option-pricing model with an average contractual term of 16.5 years, a volatility rate of 64%, and a 0% dividend yield.

Also in connection with the IPO, Farris engaged in estate planning that may result, subject to other terms and conditions, in additional shares being transferred by Farris to Ladd if the Company’s total market capitalization increases to certain target levels within the next five years, which resulted in a performance award being deemed granted by the Company to Ladd. We concluded that this arrangement should be treated, for accounting purposes, in accordance with ASC Topic 718, Compensation — Stock Compensation, as a deemed contribution to the Company by a related party and the grant of stock compensation with market conditions to Ladd by the Company.

Also at the time of the IPO, a performance award was granted which will result in additional shares being transferred if the Company’s total market capitalization increases to certain target levels within the next five years, subject to other terms and conditions. We concluded that this arrangement should be treated, for accounting purposes, in accordance with ASC Topic 718, Compensation — Stock Compensation, as a deemed contribution to the Company by a related party and the grant of stock compensation with market conditions by the Company.

The grant date fair value of this award was estimated to be $45.2 million and will be recognized over the estimated derived service period of approximately one year. The grant date fair value and the derived service period of this award was determined using a Monte Carlo simulation method, which incorporates the possibility that the market capitalization targets may not be satisfied. The Monte Carlo simulation is affected by a number of variables, including the fair value of our underlying common shares ($18.00 at grant date), the expected common share price volatility over the expected term (79.2%), the expected dividend yield of our common shares over the expected term (0.0%), the risk-free interest rates over the expected term (2.86%), and the performance period of the award (five years).

The derived service period for the award was determined based on the median vesting time for the simulations that achieved the vesting hurdle. Stock-based compensation expense associated with this award will be recognized over the earlier of (i) the derived service period and (ii) the date on which the market condition is satisfied. Stock-based compensation expense of $5.1 million was recognized in the second quarter of 2022. At June 30, 2022, there was $40.1 million of total unrecognized compensation cost related to this award, which is expected to be recognized over a weighted average period of 1.0 years.

2022 Equity and Incentive Compensation Plan

In May 2022, the Company adopted the ProFrac Holding Corp. 2022 Long Term Incentive Plan (“2022 Plan”) to attract and retain officers, employees, directors, and other key personnel and to provide those persons incentives and awards for performance. The 2022 Plan originally allocated 3,121 thousand shares of our Class A Common Stock in the form of incentive stock options, non-qualified stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, or other stock-based awards. As of June 30, 2022, up to approximately 2,611 thousand shares were available for future grants under the 2022 Plan.

On May 24, 2022, the Company issued 509 thousand RSUs, which had a grant date fair value of $9.1 million. The RSUs were valued at $17.90 per share, the market price of our Class A Common Stock on the date of grant. Awards granted vest from one to three years from the date of grant.

Stock-based compensation expense for the Company in the second quarter of 2022 for these RSUs was $0.9 million. The weighted-average grant-date fair value per share of RSUs granted was $17.90. The fair value of RSUs vested in the second quarter of 2022 was zero. At June 30, 2022, there was $8.2 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.2 years.

12. Leases

Effective January 1, 2022, we adopted the new lease accounting guidance under ASC Topic 842, Leases. The details of the significant changes to our accounting policies resulting from the adoption of the new lease standard are set out below. We adopted the standard using the optional modified retrospective transition method; accordingly, the comparative information as of December 31, 2021, has not been adjusted and continues to be reported under the previous lease standard. Under the new standard, assets and liabilities that arise from all leases are required to be recognized on the balance sheet for lessees. Previously, only capital leases, which are now referred to as finance leases, were recorded on the balance sheet. The adoption of this standard resulted in the recognition of approximately $35.8 million of operating lease right-of-use assets and operating lease liabilities on our consolidated balance sheet as of January 1, 2022. The adoption of this standard did not materially impact our consolidated results of operations for the three and six months ended June 30, 2022.

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

In connection with the completion of the FTSI acquisition, FTSI conveyed to Wilks Development, LLC, an affiliate of ProFrac LLC, substantially all of FTSI’s owned real property, consisting primarily of FTSI’s hydraulic fracturing equipment manufacturing facilities, in exchange for cash consideration of approximately $44.4 million (the “FTSI Sale Leaseback”). We will lease such real property from Wilks Development, LLC in exchange for aggregate monthly lease payments of $51.6 million through March 2032.

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

The following table summarizes the components of our lease costs:

	Three Months Ended June 30,	Six Months Ended June 30,
(In thousands)	2022	2022
Operating lease costs	$3,400	$5,601
Short-term lease costs	1,017	1,356
Total lease costs	$4,417	$6,957

The following table includes other supplemental information for our operating leases:

Six Months Ended June 30,
(Dollars in thousands)	2022
Cash paid for amounts included in the measurement of our lease obligations	$5,251
Right-of-use assets obtained in exchange for lease obligations	$44,968
Right-of-use assets recognized upon adoption of the leasing standard	$35,817
Weighted-average remaining lease term	8.1 years
Weighted-average discount rate	5.0%

The following table summarizes the maturity of our operating leases as of June 30, 2022:

(In thousands)
Remainder of 2022	$7,129
2023	13,095
2024	12,642
2025	11,496
2026	11,537
2027	11,803
2028 and thereafter	38,474
Total lease payments	106,176
Less imputed interest	(21,619)
Total lease liabilities	$84,557

13. Related party transactions

In the normal course of business, the Company has entered into transactions with related parties where the Wilks (or entities they control) hold a controlling financial interest. During the three and six months ended June 30, 2022 and 2021, the Company had related party transactions with the following related party entities:

Automatize, LLC (“Automatize”) is a logistics broker that facilitates the last-mile delivery of proppants on behalf of its customers, including the Company. Amounts paid to Automatize include costs passed through to third-party trucking companies and a commission retained by Automatize. These payments are recorded in cost of revenues, exclusive of depreciation and depletion on our consolidated statements of operations.

Cisco Logistics, LLC (“Cisco Logistics”) is a logistics company that delivers sand and equipment on behalf of its customers, including the Company. Amounts paid to Cisco Logistics are recorded in cost of revenues, exclusive of depreciation and depletion on our consolidated statements of operations.

Equify Risk Services, LLC (“Equify Risk”) is an insurance broker that negotiates and secures insurance policies on behalf of its customers, including the Company. Amounts paid to Equify Risk are recorded in selling, general and administrative expenses on our consolidated statements of operations.

Equify Financial, LLC (“Equify Financial”) is a finance company that provides equipment and other financing to its customers, including the Company. Amounts paid to Equify Financial are recorded in interest expenses on our consolidated statements of operations, and repayments of long-term debt on our consolidated statements of cash flows. See Note 7—Indebtedness for additional disclosures related to related party credit agreements.

Wilks Brothers, LLC (“Wilks Brothers”) is a management company which provides administrative support to various businesses within its portfolio. Wilks Brothers and certain entities under its control will at times incur expenses on behalf of the Company, billing the Company for these expenses at cost as well as certain management fees. Amounts paid to Wilks Brothers are generally recorded in selling, general and administrative expenses on our consolidated statements of operations.

Interstate Explorations, LLC (“Interstate”) is an exploration and development company for which the Company performs pressure pumping services, and from which the Company has a short-term lease for certain office space.

Flying A Pump Services, LLC (“Flying A”) is an oilfield services company which provides pump down and acid services, to which the Company rents and sells equipment and frac fleet components.

MC Estates, LLC, The Shops at Willow Park, and FTSI Industrial, LLC (collectively, the “Related Lessors”) own various industrial parks and office space leased by the Company. Amounts paid to the Related Lessors are recorded in selling, general and administrative expenses on our consolidated statements of operations.

Wilks Construction Company, LLC (“Wilks Construction”) is a construction company that has built and made renovations to several buildings for the Company, including construction of a new sand plant. Amounts paid to Wilks Construction are recorded in capital expenditures on our consolidated statements of cash flows.

3 Twenty-Three, LLC (“3 Twenty-Three”) is a payroll administrator which performs payroll services on behalf of its customers, including the Company. Amounts paid to 3 Twenty-Three are recorded in cost of revenues, exclusive of depreciation and depletion and selling, general and administrative expenses on our consolidated statements of operations.

Carbo Ceramics Inc. (“Carbo”) is a provider of ceramic proppant which will at times purchase conventional proppant from the Company to act as a broker for its customers. Additionally, the Company will at times purchase manufactured proppant from Carbo for the stimulation services segment.

FHE USA LLC (“FHE”) is a provider of production and well completion equipment used at the wellsite. Its RigLock and FracLock systems remotely connect surface equipment to the wellhead that keeps crews safer and speeds up operations while also reducing the volume of high-pressure iron. Amounts paid to FHE are recorded in capital expenditures on our consolidated statements of cash flows.

The following table summarizes expenditures with related parties for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Automatize	$35,576	$18,512	$49,851	$31,268
FHE	4,027	—	7,277	—
Wilks Brothers	8,542	1,953	8,799	4,507
Related Lessors	3,425	1,577	4,648	3,115
Wilks Construction	12,448	—	13,389	—
Equify Financial	301	—	986	—
3 Twenty-Three	—	—	247	—
Carbo	78	—	78	353
Cisco Logistics	—	160	—	424
Interstate	—	24	20	32
Equify Risk	—	—	—	3
Other	82	42	120	52
Total	$64,479	$22,268	$85,415	$39,754

The following table summarizes related party accounts payable as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
(In thousands)	2022	2021
Automatize	$18,013	$11,198
Wilks Brothers	13,518	9,990
Wilks Construction	5,545	57
Cisco Logistics	27	—
Carbo	455	10
Related Lessors	19	1
Other	0	19
Total	$37,577	$21,275

The following table summarizes revenue from related parties for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Flying A	$548	$1,177	$1,920	$2,128
Carbo	504	159	753	179
Wilks Brothers	2	7	3	5
Interstate	—	111	—	111
Other	1	25	1	34
Total	$1,055	$1,479	$2,677	$2,457

The following table summarizes related party accounts receivable as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
(In thousands)	2022	2021
Flying A	$1,438	$2,412
Cisco Logistics	1,493	1,489
Carbo	255	591
Interstate	310	—
Other	141	23
Total	$3,637	$4,515

Additionally, in January and February of 2021, ProFrac LLC executed two agreements with one of ProFrac LLC’s members for the sale of certain lots of equipment, in exchange for $8.7 million in cash, an amount that approximates the net book value of the assets. Under these agreements, for any assets subsequently resold by the member, ProFrac LLC will reimburse the member for a certain percentage of the net loss, or conversely be entitled to a certain percentage of the net gain, at rates established in the agreements. As of June 30, 2022, the majority of the assets have been sold by the member, and ProFrac LLC’s remaining liability of approximately $0.2 million for assets that have not been resold has been recorded.

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

14. Acquisitions and investments

FTS International, Inc.

On March 4, 2022, the Company acquired the outstanding stock of FTSI for a purchase price of $405.7 million, consisting of cash consideration of $332.8 million, and THRC Holdings’ equity interest of $72.9 million (“THRC FTSI Related Equity”).

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

For the three months ended March 31, 2022, our revenues and pretax earnings included $48.6 million and $0.1 million loss, respectively, associated with the FTSI acquired operations after the closing on March 4, 2022. In addition, FTSI acquisition-related costs of approximately $3.7 million were incurred during the three months ended March 31, 2022, consisting of external legal and consulting fees. These costs are classified in selling, general and administrative expense in the consolidated statements of operations. Additionally, we incurred $9.3 million in severance costs in connection with the FTSI acquisition, which are classified in selling, general and administrative expense in the consolidated statements of operations. Throughout the second quarter of 2022, we integrated FTSI’s operations. As a result, we track all stimulation services assets as one group and it would be impracticable to separately report FTSI revenues or pretax earnings subsequent to March 31, 2022.

Flotek Industries, Inc.

On February 2, 2022, we entered into an agreement with Flotek Industries, Inc. (“Flotek”), pursuant to which Flotek will provide full downhole chemistry solutions for a minimum of ten hydraulic fleets for three years starting on April 1, 2022, at a price of cost plus 7% (“Flotek Supply Agreement”). In exchange for entry into the Flotek Supply Agreement, we received $10 million in initial principal amount of Flotek Convertible Notes and acquired an additional $10 million in principal amount of Flotek Convertible Notes in the PIPE Transaction. Our equity ownership in Flotek on a fully diluted basis as a result of this investment is approximately 17%. In addition, we received the right to designate up to two directors to Flotek’s board of directors.

On February 16, 2022, we and Flotek agreed to amend the Flotek Supply Agreement to increase the term to ten years and increase the scope to 30 fleets. In exchange for our entry into the amendment to the Flotek Supply Agreement (the “Flotek Supply Agreement Amendment”), Flotek agreed to issue us $50 million in initial principal amount of Flotek Convertible Notes that will be convertible into Flotek common stock. The Flotek Supply Agreement Amendment and issuance to us of additional Flotek Convertible Notes were conditioned upon customary closing conditions including the approval of Flotek’s shareholders. In May 2022, the Flotek shareholders approved the Convertible Notes issuance and the Flotek Supply Agreement Amendment. Our equity ownership in Flotek on a fully diluted basis after the consummation of these transactions is approximately 43%, and we are permitted to designate two additional directors, or up to four directors to Flotek’s board of directors. Because of our power to appoint directors to the board of directors without a direct equity interest in Flotek, we determined that Flotek is a VIE. We further determined that the Company is the primary beneficiary of the VIE, primarily due to our ability to appoint four of seven directors to Flotek’s board of directors. As a result, subsequent to May 17, 2022, we have accounted for this transaction as a business combination using the acquisition method of accounting and Flotek’s financial statements have been included in our consolidated financial statements from May 17, 2022. As we had no direct equity interest in Flotek during the three months ended June 30, 2022, we allocated 100% of Flotek’s loss to noncontrolling interests in our consolidated financial statements.

The Flotek Supply Agreement Amendment includes a minimum annual volume commitment whereby we will be obligated to pay Flotek liquidated damages equal to 25% of the shortfall for such year, should we fail to meet the minimum purchase amount. At May 17, 2022, we had a supply agreement contract liability of $9.9 million, which was included as purchase consideration for Flotek as a settlement of a pre-existing relationship. All effects of the Supply Agreement have been eliminated from our consolidated financial statements subsequent to May 17, 2022.

The notes issued to ProFrac accrue paid-in-kind interest at a rate of 10% per annum, have a maturity of one year, and convert into common stock of Flotek (a) at the holder’s option at any time prior to maturity, at a price of $1.088125 per share, (b) at Flotek’s option, if the volume-weighted average trading price of Flotek’s common stock equals or exceeds $2.50 for 20 trading days during a 30 consecutive trading day period, or (c) at maturity, at a price of $0.8705 (the “Convertible Notes”). We initially recognized the Convertible Notes with an initial principal balance of $20 million at $20 million. At May 17, 2022, we estimated the fair value of these Convertible Notes to be $30.2 million, which was included as purchase consideration for Flotek as a settlement of a pre-existing relationship. All effects of the Flotek Convertible Notes have been eliminated from our consolidated financial statements subsequent to May 17, 2022.

Before May 17, 2022, we designated our investment in the Flotek Convertible Notes as trading securities. Securities designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in net investment income on the consolidated statements of operations. For the period from February 2, 2022 through May 17, 2022 we recognized noncash income of $10.2 million as other (expense) income on our consolidated statements of operations related to the change in fair value of the Flotek Convertible Notes.

In June 2022, Flotek issued and sold to ProFrac II LLC, a wholly-owned subsidiary of ProFrac LLC, pre-funded warrants to purchase from Flotek up to approximately 13.1 million shares of Flotek common stock at any time and at an exercise price equal to $0.0001 per share, in exchange for $19.5 million in cash. ProFrac II LLC and its affiliates may not receive any voting or consent rights in respect of these warrants or the underlying shares unless and until (i) Flotek has obtained approval from a majority of its shareholders excluding ProFrac II LLC and its affiliates and (ii) ProFrac II LLC has paid an additional $4.5 million to Flotek. We entered into this transaction to provide additional working capital to Flotek to enable it to perform under the Flotek Supply Agreement Amendment. These pre-funded warrants have been eliminated from our consolidated financial statements.

The following table summarizes the preliminary allocation of the fair value of Flotek’s assets, liabilities and noncontrolling interest:

(In thousands)
Settlement of pre-existing relationships
Accounts payable	$(2,713)
Supply Agreement contract liability	(9,874)
Fair value of previously held interest in 10% Convertible PIK Notes	30,220
Settlement of pre-existing relationships	$17,633
Assets acquired
Cash and cash equivalents	$21,725
Restricted cash	40
Accounts receivable	18,853
Inventories	12,210
Assets held for sale	1,805
Other current assets	3,405
Property and equipment	21,551
Operating lease right-of-use assets	3,884
Deferred tax assets	282
Goodwill	82,340
Other long-term assets	17
Total assets acquired	166,112
Liabilities assumed:
Accounts payable and accrued liabilities	24,203
Operating lease liabilities	7,394
Finance lease liabilities	79
Long-term debt	17,101
Other liabilities	85
Total liabilities assumed	48,862
Noncontrolling interests	99,617
Assets acquired less liabilities assumed and noncontrolling interests	$17,633

We used our best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The majority of the measurements of assets acquired and liabilities assumed, are based on inputs that are not observable in the market and thus represent Level 3 inputs. The fair value of the noncontrolling interest was based on the Flotek common stock price reported by the New York Stock Exchange at the date of the acquisition, which represented Level 1 inputs. No portion of the recorded goodwill is tax deductible.

For the three months ended June 30, 2022, our revenues and pretax earnings included $6.1 million and $8.5 million loss, respectively, associated with the Flotek acquired operations after May 17, 2022.

The allocation of the purchase price to Flotek’s net tangible assets and liabilities and identifiable intangible assets as of May 17, 2022, is preliminary and subject to revisions to the fair value calculations for the identifiable assets and liabilities. The determination and allocation of the purchase consideration are subject to change during the measurement period, up to one year from the date the acquisition closed.

The following unaudited pro forma results of operations have been prepared as though the FTSI and Flotek acquisitions had been completed on January 1, 2021. Pro forma amounts are based on the purchase price allocation of the significant acquisition and are not necessarily indicative of the results that may be reported in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Revenue	$596,774	$283,811	$1,030,161	$541,074
Net income (loss)	$66,662	$(34,189)	$50,203	$(92,743)

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

Subject to the terms and conditions of the Merger Agreement, at the effective time and as a result of the Merger, each share of Class A Common Stock of USWS, par value $0.0001 per share (the “USWS Common Stock”), issued and outstanding immediately prior to the effective time of the Merger will be cancelled and converted automatically into the right to receive 0.3366 shares of the Company’s Class A Common Stock.

The acquisition is expected to be completed in the fourth quarter of 2022, subject to the satisfaction of customary closing conditions, including the approval of USWS stockholders, as described in the USWS Merger 8-K.

Based on the closing price of the Company’s Class A Common Stock (as reported on the Nasdaq Global Select Market) of $21.49 per share on June 21, 2022, the last trading day prior to announcement of the Merger Agreement, the transaction represents aggregate stock consideration of approximately $93 million and a consideration per share of USWS Common Stock of $7.23, after giving effect to USWS’ recent 1-for-6 reverse stock split. After giving effect to the conversions of certain securities of USWS, as described in the USWS Merger 8-K, the total stock consideration payable to USWS stockholders and holders of USWS equity awards, based on the Company’s Class A Common Stock June 21, 2022 closing price, would be approximately $270 million. In addition, the Company will assume approximately $55 million of USWS’ outstanding indebtedness and repay approximately $170 million of USWS debt expected to be outstanding at closing. We anticipate that the total consideration to be paid in connection with the closing of the Merger will be funded through the New Term Loan Credit Facility and/or the New ABL Credit Facility, available cash, additional loans and/or notes and cash flows generated from operations.

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

The consummation of the Merger is subject to customary conditions, including, among others, (a) receipt of the approval of the stockholders of USWS, (b) the absence of any applicable law or order prohibiting the consummation of the Merger or the issuance of Company stock in connection with the Merger, (c) the expiration or termination of the HSR Act waiting period (which has been satisfied), (d) the effectiveness of the registration statement in connection with the Merger, (e) approval of the issuance of Company stock in connection with the Merger for listing on Nasdaq, (f) subject to certain exceptions, the accuracy of the representations and warranties of each party, (g) the performance in all material respects of each party of its obligations under the Merger Agreement and (h) the absence of a material adverse effect on the Company and USWS.

The Merger Agreement contains certain termination rights for both the Company and USWS and further provides that, upon termination of the Merger Agreement under specified circumstances, USWS may be required to pay the Company a termination fee of $8.0 million or reimburse the Company for certain expenses in an amount up to $3.0 million, in each case, depending on the termination event.

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

On February 9, 2022, the Company entered into an agreement to purchase all the series A-1 and B-1 preferred units of BPC for $46.0 million (“Basin Units Acquisition”), consisting of $40.0 million to BPC for series A-1 and B-1 preferred units and $6.0 million to selling holders of BPC series B-1 preferred units. Additionally, on February 14, 2022, the Company made a loan to FHE, a subsidiary of BPC for $1.25 million. The loan bears interest at the rate of 5% per annum. Interest is either paid at each calendar quarter end or added to the principal balance at the election of BPC. The loan matures on February 14, 2027.

Subsequent to February 9, 2022, our investments in BPC provide the Company the ability to have significant influence, but not control over BPC’s operations. BPC's business and affairs are managed under the direction of its board of directors, which the Company does not control. Based on our evaluation, we determined that BPC is a VIE, but the Company is not the primary beneficiary of the VIE. We have elected the fair value option to account for our equity method investment in BPC. See Note 16 — Fair Value of Financial Interests for more information on our investments using Level 3 measurements. At June 30, 2022, the estimated fair value of these investments in BPC was $49.8 million.

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

Munger Ranch

The Company entered into an agreement to acquire property in West Texas (“Munger Right Agreement”) in November 2021 for a purchase price of $30.0 million. Under the Munger Right Agreement, the sellers were given the option to receive the consideration in cash, or in the event of an IPO prior to November 17, 2022, in equity, at the sellers’ election. Under the equity option, in the event the Company completes an IPO, the sellers would be entitled to 1.5% of the outstanding shares of common stock immediately following the IPO. Each seller ultimately elected the equity option, as such this was a non-cash transaction for the Company for the year ended December 31, 2021.

The Munger Right Agreement includes a ‘Make Whole’ provision. Under the Make Whole provision, if any seller liquidates 100% of the shares of our Class A Common Stock they are issued prior to the one-year anniversary of the IPO and the value of the shares sold does not equal such seller’s share of the $30.0 million purchase price, then the Company will pay the difference between the amount of cash the seller would have received had they elected the cash option and the amount they ultimately received upon the sale of the Class A shares issued under the equity option. This Make Whole provision is accounted for as a written put option with a fair value of $4.0 million as of June 30, 2022 and is presented within Other Current Liabilities in our Balance Sheet. The acquired property was treated as an asset acquisition and not an acquisition of a business, and is presented within Property, plant, and equipment in our consolidated balance sheets.

On February 4, 2022, THRC Holdings entered into a Rights Agreement with Encantor Properties LP, one of the sellers from whom the Company purchased the Munger Ranch property, under which the related party was assigned rights to $8.1 million of the $30.0 million in consideration related to the Munger Ranch purchase.

As part of the IPO completed in May 2022, the Company issued 2,114,273 shares of Class A Common Stock worth $38.1 million as consideration for the Munger Ranch purchase.

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

Best Flow minority interests

In December 2021, the Company entered into an agreement with Eagleton Venture, Inc. (“Eagleton”) to purchase Eagleton’s 15.172% interest in Best Flow for a purchase price of $3.9 million, which the company paid in cash, during the three months ended March 31, 2022.

15. Goodwill

The changes in the carrying amount of goodwill by reportable segment were as follows for the six months ended June 30, 2022.

	Stimulation services	Manufacturing	Proppant production	Other	Total
Balances at December 31, 2021	$—	$—	$—	$—	$—
Acquisition of Flotek	—	—	—	82,340	82,340
Balances at June 30, 2022	$—	$—	$—	$82,340	$82,340

16. Fair value of financial instruments

Assets and liabilities recorded on a recurring basis in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values.

The Company’s financial instruments and investments that are carried at fair value consist mainly of Level 3 assets. Level 3 assets that have been measured on a recurring basis during 2022 relate to the Company’s investments in (i) Convertible Notes of Flotek, designated as trading securities up to the acquisition date of Flotek and (ii) the equity method investment in BPC, for which we elected the fair value option, as described in Note 14 – Acquisitions and investments for disclosure of the terms of these investments. The Company did not have any assets or liabilities measured at fair value using Level 2 of the fair value hierarchy at June 30, 2022. We had no Level 2 or Level 3 assets or liabilities as of December 31, 2021.

The estimated fair value of the BPC investment as of June 30, 2022 was determined using a combination of the market and income approaches.

The following table sets forth the fair value of the Company’s financial instruments within Level 3 of the fair value hierarchy.

(In thousands)	June 30, 2022
Level 3
BPC Investment	49,752
Total	$49,752

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from inception to June 30, 2022:

(In thousands)
Level 3
Fair value as of January 1, 2022	$—
Acquisition of Flotek Convertible Notes	20,000
Acquisition of investment in BPC	47,202
Transfer of cost method investment to Level 3 fair value measurement	4,244
Change in fair value of Level 3 fair value measurements	8,100
Fair value as of March 31, 2022	$79,546
Change in Flotek fair value up to acquisition date	2,120
Elimination of Flotek convertible notes at acquisition date	(30,220)
Change in BPC fair value	(1,694)
Fair value as of June 30, 2022	$49,752

The estimated fair value of the Flotek Convertible Notes prior to our consolidation of Flotek on May 17, 2022 was valued using a Monte Carlo simulation with inputs such as the market trading price of the Flotek’s common stock, the expected volatility of the Flotek’s stock price based on historical trends, a risk-free rate of interest based on US Treasury note rates and the term of the debt, the time to liquidation based on the maturity date of the notes, and a discount rate adjusted based on the credit risk of Flotek.

The key inputs into the Monte Carlo simulation used to estimate the fair value the Convertible Notes were as follows:

	May 17, 2022	March 31, 2022
Risk-free interest rate	1.82%	1.63%
Expected volatility	90.0%	90.0%
Term until liquidation (years)	0.72	0.84
Stock price	$1.29	$1.26

17. Commitments and contingencies

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

We estimate and provide for potential losses that may arise out of legal proceedings and claims to the extent that such losses are probable and can be reasonably estimated. Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different from these estimates. When preparing our estimates, we consider, among other factors, the progress of each legal proceeding and claim, our experience and the experience of others in similar legal proceedings and claims, and the opinions and views of legal counsel. Legal costs related to litigation contingencies are expensed as incurred.

18. Segment information

Our business has three reportable segments: Stimulation services, Manufacturing and Proppant production. Each reportable segment represents a separate business unit that operated as a standalone company prior to the reorganization of the Company in December 2021. Following the reorganization, each reportable segment continues to have distinct management and prepares discrete financial information for the segment (consistent with when each operated as a standalone business). FTSI is part of our stimulation services segment. Amounts in the other category reflect our business activities that are not separately reportable, which only included Flotek for the periods presented. Our chief operating decision makers review the discrete segment financial information, including Adjusted EBITDA as the measure of profitability, to evaluate the performance of our segments and make resource allocation decisions.

We account for intersegment transactions as if the transactions were with third parties, that is, at estimated current market prices. For the three and six months ended June 30, 2022 and 2021, intersegment revenues for the manufacturing segment were 92% and 88% and

88% and 87%, respectively. For the three and six months ended June 30, 2022 and 2021, intersegment revenues for the proppant production segment were 64% and 44% and 66% and 38%, respectively.

The performance of our segments is evaluated primarily on Adjusted EBITDA. We define Adjusted EBITDA as our net income (loss), before (i) interest expense, net, (ii) income tax provision, (iii) depreciation, depletion and amortization, (iv) loss on disposal of assets, and (v) stock-based compensation, and (vi) other unusual or non-recurring charges, such as costs related to our initial public offering, non-recurring supply commitment charges, certain bad debt expense and gain on extinguishment of debt.

Segment information, and a reconciliation of Adjusted EBITDA, for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Revenues
Stimulation services	$576,556	$168,506	$912,711	$312,209
Manufacturing	34,854	16,223	66,860	30,880
Proppant production	17,531	7,781	29,939	13,370
Other	15,359	—	15,359	—
Total segments	644,300	192,510	1,024,869	356,459
Eliminations	(54,456)	(17,691)	(90,045)	(32,054)
Total	$589,844	$174,819	$934,824	$324,405
Adjusted EBITDA
Stimulation services	$196,088	$30,475	$269,657	$43,428
Manufacturing	9,360	349	19,382	2,679
Proppant production	12,574	3,246	20,459	5,652
Other	(7,454)	—	(7,454)	—
Adjusted EBITDA for reportable segments	210,568	34,070	302,044	51,759
Interest expense, net	(13,451)	(6,187)	(22,723)	(12,222)
Depreciation, depletion and amortization	(64,064)	(34,904)	(108,280)	(70,365)
Income tax benefit (provision)	(4,112)	283	(4,864)	308
Loss on disposal of assets, net	(2,143)	(1,868)	(1,989)	(4,075)
Loss on extinguishment of debt	(8,822)	—	(17,095)	—
Litigation accrual	(4,000)	—	(4,000)	—
Stock compensation expense	(1,455)	—	(1,455)	—
Stock compensation expense related to deemed contributions	(38,849)	—	(38,849)	—
Bad debt expense, net of recoveries	—	—	(5)	—
Loss on foreign currency transactions	58	—	46	—
Reorganization costs	—	—	(55)	—
Acquisition related expenses	(4,063)	—	(17,082)	—
Unrealized gain on investments, net	426	—	8,526	—
Net income (loss)	$70,093	$(8,606)	$94,219	$(34,595)

Segment information as of June 30, 2022 and December 31, 2021 is as follows:

(In thousands)	June 30, 2022	December 31, 2021
Total assets
Stimulation services	$1,401,665	$510,579
Manufacturing	113,147	77,968
Proppant production	133,235	100,294
Other	193,297	—
Total segment assets	1,841,344	688,841
Eliminations	(177,719)	(24,271)
Total	$1,663,625	$664,570

19. Subsequent events

The following events occurred after June 30, 2022:

On July 25, 2022, the Company acquired 100% of the issued and outstanding membership interests of each of SP Silica of Monahans, LLC and SP Silica Sales, LLC (collectively “Monahans”), the West Texas subsidiaries of Signal Peak Silica, for a purchase price of $90.0 million in cash plus working capital adjustments of approximately $10.0 million.

On July 25, 2022, the New Term Loan Facility was amended to increase the size of the New Term Loan Facility by $150.0 million with an uncommitted option to obtain commitments for a potential additional $100.0 million of delayed draw loans before the earlier to occur of (i) the Merger and (ii) March 31, 2023. The maturity date of the New Term Loan Facility remains the same at March 4, 2025. The Company used a portion of the proceeds from the increased New Term Loan Facility to fund the acquisition of Monahans and anticipates using the remainder of the proceeds and operating cash to facilitate the Merger, pay outstanding debt under the New ABL Credit Facility and/or for other general corporate purposes.

On July 25, 2022, the New ABL Credit Facility was amended to add an uncommitted $100.0 million incremental facility (the “Incremental Facility”, under the terms of which existing lenders can make additional loans (in their sole discretion) under, or new lenders can join, the Incremental Facility and increase the potential size of the New ABL Credit Facility from $200 million to $300 million, subject to satisfaction of certain conditions. All other terms and conditions of the New ABL Credit Facility remained substantially unchanged.

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

Corporate Reorganization

Pursuant to a master reorganization agreement (the “Master Reorganization Agreement”) dated May 12, 2022, by and among the Company, ProFrac Holdings, LLC (“ProFrac LLC”) and certain other holders of common units of ProFrac LLC, the Company and ProFrac LLC completed certain restructuring transactions (the “Corporate Reorganization”). As part of the Corporate Reorganization:

•	the Company amended and restated its Certificate of Incorporation and Bylaws;
•	the Company and the other members of ProFrac LLC entered into the Third Amended and Restated ProFrac Limited Liability Company Agreement (the “ProFrac LLC Agreement”); and
•	in connection with the adoption of the ProFrac LLC Agreement, the Company was admitted as the sole managing member of ProFrac LLC.

For additional information regarding the Corporate Reorganization and the Master Reorganization Agreement, please see “Corporate Reorganization” in our prospectus, dated May 12, 2022, filed with the SEC pursuant to Rule 424(b) under the Securities Act on May 16, 2022 in connection with our initial public offering (the “IPO Prospectus”) and “Master Reorganization Agreement” in Item 1.01 of our Current Report on Form 8-K filed with the SEC on May 18, 2022, respectively.

Acquisition of FTS International, Inc.

On March 4, 2022, the Company acquired the outstanding stock of FTSI International, Inc. (“FTSI”) for a purchase price of $405.7 million, consisting of cash consideration of $332.8 million, and certain equity interests of $72.9 million (“THRC FTSI Related Equity”).

Consolidation of Flotek Industries, Inc.

On February 2, 2022, we entered into an agreement with Flotek Industries, Inc. (“Flotek”), pursuant to which Flotek will provide full downhole chemistry solutions for a minimum of ten hydraulic fleets for three years starting on April 1, 2022, at a price of cost plus 7% (“Flotek Supply Agreement”). In exchange for entry into the Flotek Supply Agreement, we received $10 million in initial principal amount of Flotek Convertible Notes and acquired an additional $10 million in principal amount of Flotek Convertible Notes in the PIPE Transaction. Our equity ownership in Flotek on a fully diluted basis as a result of this investment is approximately 17%. In addition, we received the right to designate up to two directors to Flotek’s board of directors.

On February 16, 2022, we and Flotek agreed to amend the Flotek Supply Agreement to increase the term to ten years and increase the scope to 30 fleets. In exchange for our entry into the amendment to the Flotek Supply Agreement (the “Flotek Supply Agreement Amendment”), Flotek agreed to issue us $50 million in initial principal amount of Flotek Convertible Notes that will be convertible into Flotek common stock. The Flotek Supply Agreement Amendment and issuance to us of additional Flotek Convertible Notes were conditioned upon customary closing conditions including the approval of Flotek’s shareholders. In May 2022, the Flotek shareholders approved the Convertible Notes issuance and the Flotek Supply Agreement Amendment. Our equity ownership in Flotek on a fully diluted basis after the consummation of these transactions is approximately 43%, and we are permitted to designate two additional directors, or up to four directors to Flotek’s board of directors. Because of our power to appoint directors to the board of directors without a direct equity interest in Flotek, we determined that Flotek is a variable interest entity (“VIE”). We further determined that the Company is the primary beneficiary of the VIE, primarily due to our ability to appoint four of seven directors to Flotek’s board of directors. As a result, subsequent to May 17, 2022, we have accounted for this transaction as a business combination using the acquisition method of accounting and Flotek’s financial statements have been included in our consolidated financial statements from May 17, 2022. As we had no direct equity interest in Flotek during the three months ended June 30, 2022, we allocated 100% of Flotek’s loss to noncontrolling interests in our consolidated financial statements. See Note 14 – Acquisitions and investments in the notes to our consolidated financial statements for additional discussion related to the acquisition of Flotek.

Acquisition of Monahans

On July 25, 2022, ProFrac II LLC acquired 100% of the issued and outstanding membership interests of each of SP Silica of Monahans LLC and SP Silica Sales, LLC (collectively, “Monahans”), the West Texas subsidiaries of Signal Peak Silica, for a purchase price of $90 million in cash plus working capital adjustments of approximately $10 million. In connection with the closing of the Monahans acquisition, ProFrac II LLC acquired, among other things, an in-basin frac sand facility and related mining operations in the Permian Basin.

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

Subject to the terms and conditions of the Merger Agreement, at the effective time and as a result of the Merger, each share of Class A Common Stock of USWS, par value $0.0001 per share (the “USWS Common Stock”), issued and outstanding immediately prior to the effective time of the Merger will be cancelled and converted automatically into the right to receive 0.3366 shares of the Company’s Class A Common Stock.

The acquisition is expected to be completed in the fourth quarter of 2022, subject to the satisfaction of customary closing conditions, including the approval of USWS stockholders, as described in the USWS Merger 8-K.

Based on the closing price of the Company’s Class A Common Stock (as reported on the Nasdaq Global Select Market) of $21.49 per share on June 21, 2022, the last trading day prior to announcement of the Merger Agreement, the transaction represents aggregate stock consideration of approximately $93 million and a consideration per share of USWS Common Stock of $7.23, after giving effect to USWS’ recent 1-for-6 reverse stock split. After giving effect to the conversions of certain securities of USWS, as described in the USWS Merger 8-K, the total stock consideration payable to USWS stockholders and holders of USWS equity awards, based on the Company’s Class A Common Stock June 21, 2022 closing price, would be approximately $270 million. In addition, the Company will assume approximately $55 million of USWS’ outstanding indebtedness and will repay approximately $170 million of USWS debt expected to be outstanding at closing. We anticipate that the total consideration to be paid in connection with the closing of the Merger will be funded through the New Term Loan Credit Facility and/or the New ABL Credit Facility, available cash, additional loans and/or notes and cash flows generated from operations.

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

Our operations are focused on the leading unconventional regions in the United States, where we have cultivated deep and longstanding customer relationships with some of those regions’ most active E&P companies. We operate in three business segments: stimulation services, manufacturing and proppant production. We believe we are one of the largest providers of hydraulic fracturing services in North America, with installed capacity of 34 conventional fleets, of which, as of June 30, 2022, 31 were active.

Overall trends and outlook

The global public health crisis associated with the COVID-19 pandemic had an unprecedented effect on demand for energy, crude oil prices and global economic activity. In 2020, the combined effect of COVID-19 and the disruptions to the energy industry led to a rapid and significant decline in WTI crude oil prices and Henry Hub natural gas prices. In response to the significant drop in commodity prices, E&P companies acted swiftly to reduce capital budgets and drilling and completion activity. Reduced demand for services compounded by constrained capital access forced the acceleration of the attrition cycle for pressure pumping equipment as older equipment requiring higher repair and maintenance spending were used for spare parts or scrapped. These difficult industry conditions allowed us to strengthen our industry leadership position by implementing targeted and forward-looking initiatives that enhance our equipment and provide greater supply chain control.

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

The oil and gas industry is currently undergoing significant realignment of operating practices with a focus on reducing impacts to the environment. Many E&P companies are implementing carbon tracking and reduction initiatives and are expecting oilfield service providers to deliver products and services that utilize the most advanced and environmentally friendly technologies. We believe that companies in the pressure pumping industry with the most technologically advanced fleets and lowest carbon footprint will likely see significant growth in market share at the expense of companies with less advanced equipment. We have embraced tangible initiatives that help to protect the environment and improve our environment and communities making it part of our organizational culture since early in the life of the company. We have and intend to continue to invest in a number of industry leading advanced technologies that reduce carbon emissions while increasing profitability. We are currently upgrading five to ten engines per month from Tier II to Tier IV DGB. In June 2021 we entered into an agreement with USWS under which we have the ability to acquire up to 20 licenses to construct electric-powered hydraulic fracturing fleets utilizing Clean Fleet® technology. We believe that these initiatives and commitment to lower emissions will help us lead the energy transition of the frac industry towards cleaner and sustainable business.

How we generate revenue

We operate three business segments: stimulation services, manufacturing and proppant production. Business activities that are not separately reportable, which only included Flotek, are classified in the other category.

Stimulation services.    We own and operate a fleet of mobile hydraulic fracturing units and other auxiliary equipment that generates revenue by providing stimulation services to our customers. We also provide personnel and services that are tailored to meet each of our customers’ needs. We generally do not have long-term written contractual arrangements with our customers other than standard master service agreements, which include general contractual terms between our customers and us. We charge our customers on a per-

job basis, in which we set pricing terms after receiving full specifications for the requested job, including the lateral length of the customer’s wellbore, the number of frac stages per well, the amount of proppant employed and other specifications of the job. Well stimulation contains complementary services that we often provide to our customers, including sand and associated logistics, chemicals and fuel. These complementary services are provided through various contractual arrangements based on our customers’ needs.

Manufacturing.    We primarily generate revenue through sales of highly engineered, tight tolerance machined, assembled, and factory tested products such as high horsepower pumps, valves, piping, swivels, large-bore manifold systems, seats, and fluid ends. As of June 30, 2022, we operate facilities in Cisco, Aledo and Fort Worth, Texas, including an ISO 9001 2015 certified OEM manufacturing facility, in which we manufacture and refurbish many of the components used by our fleets, including pumps, fluid ends, power ends, flow iron and other consumables and an engine and transmission rebuild facility that is licensed to provide warranty repairs on our transmissions. Additionally, we provide iron inspection, iron recertification, pump refurbishment, fluid end refurbishment, pump function testing, paint, scrap, and lube system change services. We charge our customers for equipment based on a per-order basis, in which we set pricing terms after receiving full specifications for the requested equipment. We charge our customers for our services based on the parts and labor incurred. For the three and six months ended June 30, 2022 and 2021, intersegment revenues for the manufacturing segment were 92% and 88%, and 88% and 87%, respectively.

Proppant production.    We generate revenue by providing proppant to oilfield service providers and E&P companies. We own and operate the Kermit sand mine in west Texas and recently purchased and are in the process of developing the West Munger sand mine near Lamesa, Texas, and we charge our customers on a per ton of proppant basis at current market prices. We do not have long-term written contractual arrangements with our customers with fixed pricing. For the three and six months ended June 30, 2022 and 2021, intersegment revenues for the proppant production segment were 64% and 44%, and 66% and 38%, respectively.

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

We view Adjusted EBITDA as an important indicator of performance. We define Adjusted EBITDA as our net income (loss), before (i) interest expense, net, (ii) income tax provision, (iii) depreciation, depletion and amortization, (iv) loss on disposal of assets, (v) stock-based compensation, and (vi) other unusual or non-recurring charges, such as costs related to our initial public offering, non-recurring supply commitment charges, certain bad debt expense and gain on extinguishment of debt.

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

Factors affecting the comparability of our financial results

Our future results of operations may not be comparable to our historical results of operations for the reasons described below:

Recent Acquisitions

We have grown recently through strategic acquisitions and investments, including through our recently completed acquisitions of Monahans, FTSI and West Munger and our investments in BPC and Flotek. These acquisitions are not reflected in our historical results of operations and our future results will differ as a result.

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

Income taxes

ProFrac Holding Corp. is a corporation and will be subject to U.S. federal, state and local income taxes. Although the ProFrac Predecessor entities are subject to franchise tax in the State of Texas, they have historically been treated as pass-through entities for U.S. federal and other state and local income tax purposes and as such were not subject to U.S. federal income taxes or other state or local income taxes. Rather, the tax liability with respect to the taxable income of the ProFrac Predecessor entities was passed through to their owners. Accordingly, prior to the March 2022 acquisition of FTSI, a corporation subject to U.S. federal and state income tax, the financial data attributable to ProFrac Predecessor contains no provision for U.S. federal income taxes or income taxes in any state or locality (other than franchise tax in the State of Texas). Subsequent to the acquisition of FTSI in March 2022, the financial data of the ProFrac Predecessor does contain both U.S. federal and state income taxes. We estimate that we will be subject to U.S. federal and state taxes at a blended statutory rate of approximately 23% of pre-tax earnings. Additionally, with the acquisition of EKU, the Company is subject to certain foreign taxes, which were immaterial for the three and six months ended June 30, 2022.

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

.Results of operations

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021

Revenues—Stimulation services	$576,556	$168,506	$912,711	$312,209
Revenues—Manufacturing	34,854	16,223	66,860	30,880
Revenues—Proppant production	17,531	7,781	29,939	13,370
Other	15,359	—	15,359	—
Eliminations	(54,456)	(17,691)	(90,045)	(32,054)
Total revenues	589,844	174,819	934,824	324,405
Cost of revenues, exclusive of depreciation, depletion, and amortization—
Stimulation services	344,535	126,448	589,116	245,801
Manufacturing	22,104	13,916	41,477	24,566
Proppant production	9,309	4,035	13,543	6,701
Other	19,108	—	19,108	—
Eliminations	(54,456)	(17,691)	(90,045)	(32,054)
Total cost of revenues, exclusive of depreciation, depletion, and amortization	340,600	126,708	573,199	245,014
Depreciation, depletion and amortization	64,064	34,904	108,280	70,365
Loss on disposal of assets, net	2,143	1,868	1,989	4,075
Selling, general and administrative	87,548	14,094	121,675	27,872
Interest expense, net	13,451	6,187	22,723	12,222
Loss on extinguishment of debt	8,822	—	17,095	—
Other income	(989)	(53)	(9,220)	(240)
Income tax (benefit) provision	4,112	(283)	4,864	(308)
Net income (loss)	$70,093	$(8,606)	$94,219	$(34,595)
Less: net (income) loss attributable to ProFrac Predecessor	(56,157)	8,478	$(79,867)	$34,476
Less: net loss attributable to noncontrolling interests	8,704	128	$8,288	$119
Less: net income attributable to redeemable noncontrolling interests	(16,082)	—	(16,082)	—
Net income attributable to ProFrac Holding Corp	$6,558	$—	$6,558	$—
Other data:
Adjusted EBITDA—Stimulation services	$196,088	$30,475	$269,657	$43,428
Adjusted EBITDA—Manufacturing	$9,360	$349	$19,382	$2,679
Adjusted EBITDA—Proppant production	$12,574	$3,246	$20,459	$5,652
Adjusted EBITDA—Other	$(7,454)	$—	$(7,454)	$—
Adjusted EBITDA (1)	$210,568	$34,070	$302,044	$51,759
Active fleets (2)	31	14	26	14
Baker Hughes Domestic Average Rig Count—Onshore (3)	655	410	615	382
Average oil price (per barrel) (4)	$108.72	$66.09	$101.59	$61.94
Average natural gas price (per thousand cubic feet) (5)	$7.77	$3.06	$6.30	$3.38

(1)

For definitions of the non-GAAP financial measures of Adjusted EBITDA, see “Note regarding Non-GAAP financial measures” above, and for a reconciliation of Adjusted EBITDA to our most directly comparable financial measures calculated in accordance with GAAP, see Note 18 – Segment Information, in the notes to our consolidated financial statements in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

(2)	Active fleets is the average number of fleets operating in the period.

(3)	Average onshore U.S. rig count published by Baker Hughes.

(4)	Average West TX Intermediate Spot Price published by EIA.

(5)	Average Henry Hub Natural Gas Spot Price published by EIA.

Three and six months ended June 30, 2022 compared to three and six months ended June 30, 2021

Revenues

Revenues—Stimulation services.    Stimulation services revenues for the second quarter and first six months of 2022 increased $408.0 million, or 242%, and $600.5 million, or 192%, respectively from the same periods in 2021. The increase was primarily attributable to an increase in customer activity for our stimulation services, and an increase in active fleets, pumping hours and pricing. Additionally, FTSI contributed revenue to this segment from the acquisition date.

Revenues—Manufacturing.    Manufacturing revenues for the second quarter and first six months of 2022 increased $18.6 million, or 115%, and $36.0 million, or 117%, respectively from the same periods in 2021.The increase was primarily attributable to an increase in demand for our products due to increased activity levels from customers for manufactured components utilized in the oilfield service industry.

Revenues—Proppant production.    Proppant production revenues for the second quarter and first six months of 2022 increased $9.8 million, or 125%, and $16.6 million, or 124%, respectively from the same periods in 2021. The increase was primarily attributable to an increase in proppant production and pricing resulting from increased proppant demand primarily in the Permian basin.

Revenues—Other.    Other revenues for the second quarter and first six months of 2022 were $15.4 million compared to zero in the same periods in 2021. The increase was attributable to the Flotek acquisition.

Total revenues.     Total revenues for the second quarter and first six months of 2022 increased $415.0 million and $610.4 million, respectively, from the same periods in 2021. The increase was primarily attributable to an increase in customer activity for our stimulation services, and an increase in active fleets, pumping hours and pricing. Additionally, FTSI contributed from the acquisition date.

Operating costs and expenses

Cost of revenues, exclusive of depreciation, depletion, and amortization—Stimulation services.     Stimulation services for the second quarter and first six months of 2022 increased $218.1 million, or 172%, and $343.3 million, or 140%, respectively from the same periods in 2021. The increase was primarily due to an increase in activity levels, as discussed in Revenue above, and additional input cost inflation. Additionally, FTSI contributed cost to this segment from the acquisition date.

Cost of revenues, exclusive of depreciation, depletion, and amortization—Manufacturing.     Manufacturing for the second quarter and first six months of 2022 increased $8.2 million, or 59%, and $16.9 million, or 69%, respectively from the same periods in 2021. The increase was primarily attributable to an increase in demand for our products as well as an increase in the cost of raw materials.

Cost of revenues, exclusive of depreciation, depletion, and amortization—Proppant production.     Proppant production for the second quarter and first six months of 2022 increased $5.3 million, or 131%, and $6.8 million, or 102%, respectively from the same periods in 2021. The increase was primarily attributable to a litigation charge of $4.0 million and an increase in proppant production and increased cost of production.

Cost of revenues, exclusive of depreciation, depletion, and amortization—Other.     Other for the second quarter and first six months of 2022 was $19.1 million compared to zero in the same periods in 2021. The increase was attributable to the Flotek acquisition.

Depreciation, depletion, and amortization.    Depreciation, depletion, and amortization for the second quarter and first six months of 2022 increased $29.2 million and $37.9 million, respectively from the same periods in 2021, The increase was primarily due to increased capital expenditure in the first quarter of 2022 and the depreciation related to the assets acquired from FTSI acquisition.

Gain or Loss on disposal of assets, net.    For the second quarter and first six months of 2022 we recorded a net loss on disposal of assets of $2.1 million and $2.0 million, respectively, compared with a net loss on disposal of assets of $1.9 million and $4.1 million, respectively, for the same periods in 2021.

Selling, general and administrative.    Selling, general and administrative expenses for the second quarter and first six months of 2022 increased $73.5 million, or 521%, and $93.8 million, or 337%, respectively from the same periods in 2021. The increase was primarily due to a stock-based compensation charge of $40.3 million primarily related to certain deemed contributions in the second quarter of 2022. The increase was also due to higher headcount and personnel costs, higher incentive compensation, increased non-labor costs associated with the increased activity levels, and acquisition related expenses. See Note 11 – Stock-based compensation in the notes to our consolidated financial statements for additional discussion related to the stock-based compensation charge.

Interest expense, net.    Interest expense, net for the second quarter and first six months of 2022 increased $7.3 million and $10.5 million, respectively, from the same periods in 2021. The increase in interest expense, net was attributable to various debt transactions, which increased our debt balances, and higher average interest rates in the first quarter of 2022. See Note 7 – Indebtedness in the notes to our consolidated financial statements for additional discussion related to our debt.

Loss on extinguishment of debt.    As a result of the debt refinancing transactions in the first quarter of 2022 and debt repayments in the second quarter of 2022 transactions for the second quarter and first six months of 2022, we recognized a loss on extinguishment of $8.8 million and $17.1 million, respectively. See Note 7 – Indebtedness in the notes to our consolidated financial statements for additional discussion related to our debt.

Other income.     For the second quarter and first six months of 2022 we recognized noncash income of $1.0 million and $9.2 million, respectively, primarily related to the change in fair value of the Convertible Notes related to our investment in BPC and Flotek.

Income tax benefit (provision).    Income tax expense for the second quarter and first six months of 2022 was $4.1 million and $4.9 million, respectively, compared to an income tax benefit of $0.3 and $0.3 million for the same periods in 2021. The increase in the 2022 tax provision is due to the ProFrac Predecessor being partially owned by ProFrac Corp, a taxable entity, subsequent to the IPO.

Segment results

The performance of our segments is evaluated primarily on Segment Adjusted EBITDA. For a reconciliation of Segment Adjusted EBITDA to net income or loss, see Note 18 – Segment Information, in the notes to our consolidated financial statements in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Adjusted EBITDA—Stimulation services.    Adjusted EBITDA—Stimulation services for the second quarter and first six months of 2022 increased $165.6 million and $226.2 million, respectively, from the same periods in 2021. The increase was primarily attributable to an increase in average active fleets and increased pricing for our services, partially offset by costs associated with the FTSI acquisition of $13.0 million.

Adjusted EBITDA—Manufacturing.    Adjusted EBITDA—Manufacturing for the second quarter and first six months of 2022 increased $9.0 million and $16.7 million, respectively, from the same periods in 2021. The increase was primarily due to increased volume for our products used by our oil field services customers.

Adjusted EBITDA—Proppant production.    Adjusted EBITDA—Proppant production for the second quarter and first six months of 2022 increased $9.3 million and $14.8 million, respectively, from the same periods in 2021. The increase was primarily attributable to an increase in proppant production and pricing resulting from increased proppant demand in the Permian basin.

Adjusted EBITDA—Other.    Adjusted EBITDA—Other for the second quarter and first six months of 2022 decreased $7.5 million from the same periods in 2021. The decrease was due to Flotek results.

Liquidity and capital resources

Historically, our primary sources of liquidity and capital resources have been borrowings under our Old ABL Credit Facility, cash flows from our operations and capital contributions from our shareholders. Our primary uses of capital have been investing in and maintaining our property and equipment and repaying indebtedness.

Since our IPO, we expect that our primary sources of liquidity and capital resources will be cash on hand, including net proceeds of our IPO, cash flows generated by operating activities and borrowings under our credit facilities. We expect that our primary uses of capital will be to continue to fund our operations, support organic and strategic growth opportunities and satisfy future debt payments.

Due our determination that Flotek is a VIE of which the Company is the primary beneficiary, Flotek’s financial statements have been included in our consolidated financial statements from May 17, 2022.  However, we do not have the ability to access or deploy Flotek’s cash or liquidity in our operations and, accordingly, have excluded Flotek’s cash and other sources of liquidity from the following discussion of our liquidity and capital resources. See Note 14 – Acquisitions and investments in the notes to our consolidated financial statements for additional discussion related to the acquisition of Flotek.

Based on our current cash and cash equivalents balance, operating cash flow, current availability under our credit facilities, and the ongoing actions and financing alternatives discussed below, we believe that we will be able to maintain sufficient liquidity to fund our planned acquisitions and capital expenditures, satisfy our obligations, and remain in compliance with our existing debt covenants through the next twelve months and beyond.

Acquisition Financing

We may need to incur significant additional indebtedness in order to finance the Merger, which will limit our operating flexibility, and could adversely affect our operations and financial results and prevent us from fulfilling our obligations. The Merger Agreement requires us to use commercially reasonable efforts to obtain and consummate a financing to fund the repayment in connection with the closing of the Merger of certain indebtedness of USWS and its subsidiaries.  Our obtaining the financing necessary to consummate the Merger is not a condition to closing the Merger.

As further described below, on July 25, 2022, we amended (i) the New Term Loan Facility to increase the size of the New Term Loan Facility by $150.0 million with an uncommitted option to obtain commitments for a potential additional $100.0 million of delayed draw loans and (ii) the New ABL Credit Facility to add an uncommitted $100.0 million incremental facility and increase the potential size of the New ABL Credit Facility from $200 million to $300 million. We used a portion of the proceeds from the increased New Term Loan Facility to fund the acquisition of Monahans and we anticipate using the remainder of the proceeds and operating cash to finance the Merger, pay outstanding debt under New ABL Credit Facility and/or for other general corporate purposes.

In addition to the approximately $270 million in total stock consideration payable to USWS stockholders and holders of USWS equity awards, the repayment of approximately $170 million of USWS debt expected to be outstanding at closing, and the payment of expenses and other costs incurred in connection with the Merger, we expect to assume approximately $55 million of indebtedness in connection with the Merger. Although we expect to fund these costs through the New Term Loan Credit Facility and/or the New ABL Credit Facility, available cash, additional loans and/or notes and cash flows generated from operations, we cannot assure that these sources will be sufficient, or that we will be able to refinance any of our outstanding indebtedness, and/or obtain additional financing on favorable terms, or at all, or that our cash flows generated from operations will be sufficient, in order to satisfy our obligations in connection with the Merger, or otherwise. For additional discussion of risks relating to our liquidity needs, the Merger and our anticipated additional indebtedness, see our risk factors under Part II, Item 1A of this Quarterly Report on Form 10-Q.

Tax Receivable Agreement

On May 17, 2022, in connection with our IPO, we entered into a tax receivable agreement (the “TRA”) with certain of the common unit holders of ProFrac LLC (the “TRA Holders”). The TRA generally provides for the payment by us to each TRA Holder of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax (computed using simplifying assumptions to address the impact of state and local taxes) that we actually realize (or are deemed to realize in certain circumstances) as a result of (i) certain increases in tax basis that occur as a result of our acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s common units of ProFrac LLC in connection with our IPO or pursuant to an exercise of the Redemption Right (as defined in the TRA) or the Call Right (as defined in the TRA) and (ii) imputed interest deemed to be paid by us as a result of, and additional tax basis arising from, any payments we make under the TRA. We depend on ProFrac LLC to make distributions to us in an amount sufficient to cover our obligations under the TRA.

Payments will generally be made under the TRA as we realize actual cash tax savings from the tax benefits covered by the TRA. However, if we experience a Change of Control (as defined in the TRA), or the TRA otherwise terminates early, our obligations under the TRA would accelerate and we would be required to make an immediate payment equal to the present value of the anticipated future payments to be made by us under the TRA (determined by applying a discount rate). Any such payment is expected to be substantial.

Our 2022 Capital Budget

Our 2022 capital expenditure budget, excluding acquisitions, is estimated to be in a range between $265 million and $290 million, which represents the high end of the range provided previously, due to increased activity levels and costs. We have budgeted approximately $65 million to $70 million to construct three electric-powered fleets. We are fully committed to building the three electric-powered fleets and have several customers interested in contracting these fleets. We intend to align fleet construction and other growth capital expenditures with visible customer demand, by strategically deploying new equipment in response to inbound customer requests and industry trends. Also included in our 2022 capital expenditure budget is $25 million to $30 million to construct the West Munger sand mine. We estimate maintenance capital expenditures to be $3.0 million per fleet per year. We expect that the remainder of our 2022 capital expenditure budget, excluding any potential acquisitions, will be used to fund other growth initiatives such as upgrading Tier II fleets to Tier IV dual fuel fleets. We continually evaluate our capital expenditures and the amount that we ultimately spend will depend on a number of factors, including customer demand for new fleets and expected industry activity levels. We believe we will be able to fund our 2022 capital program from cash flows from operations.

Working Capital

Our working capital was $283.7 million and $5.0 million as of June 30, 2022, and December 31, 2021, respectively. The $278.7 million increase in working capital was primarily due to higher activity levels in the first six months of 2022.

Cash and Cash Flows

The following table sets forth the historical cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(In thousands)	2022	2021

Net cash provided by operating activities	$84,464	$26,780
Net cash used in investing activities	(388,330)	(38,451)
Net cash provided by financing activities	374,244	26,101
Net increase in cash, cash equivalents, and restricted cash	$70,378	$14,430

Operating activities

Net cash provided by operating activities was $84.5 million and $26.8 million for the six months ended June 30, 2022 and 2021, respectively. The increase was primarily due to higher activity levels and profitability, offset by working capital increases in the first and second quarters of 2022.

Investing activities

Net cash used in investing activities was $388.3 million and $38.5 million for the six months ended June 30, 2022 and 2021, respectively. The increase was primarily due to $279.0 million of cash paid for the FTSI acquisition, our $46.0 million investment in BPC, and higher capital expenditures of $62.5 million related to dual fuel engine upgrades, ESC installations, and our electric frac fleet build program. These uses of cash were partially offset by cash proceeds from the FTSI Sale Leaseback of real property.

Financing activities

Net cash provided by financing activities was $374.2 million and $26.1 million for the six months ended June 30, 2022, and 2021, respectively. The increase in cash provided by financing activities was due to proceeds from the issuance of long-term debt associated with refinancing transactions related to the FTSI acquisition, proceeds from upsizing the New ABL Credit Facility (as described below), and proceeds from our IPO. These proceeds were offset by payments against our various debt instruments.

Credit facilities and other financing arrangements

New ABL Credit Facility

On March 4, 2022, ProFrac LLC, ProFrac II LLC, as borrower (in such capacity, the “ABL Borrower”), and certain of the ABL Borrower’s wholly owned subsidiaries as obligors, entered into a senior secured asset-based revolving credit agreement (as amended, the “New ABL Credit Facility”), with a group of lenders with JPMorgan Chase Bank N.A., as administrative agent and collateral agent. The New ABL Credit Facility initially provided for an asset-based revolving credit facility with a borrowing base and lender commitments of $100.0 million. On April 8, 2022, the New ABL Credit Facility was amended to increase the borrowing base and lender commitments to $200.0 million. The New ABL Credit Facility has a borrowing base composed of certain eligible accounts receivable and eligible inventory less customary reserves, as redetermined monthly. As of June 30, 2022, the maximum availability under the New ABL Credit Facility was the aggregate lender commitments of $200.0 million with $143.4 million of borrowings outstanding and $9.2 million of letters of credit outstanding, resulting in approximately $47.4 million of remaining availability. The New ABL Credit Facility matures on the earlier of (i) March 4, 2027 and (ii) 91 days prior to the stated maturity of any material indebtedness (other than the First Financial Loan).

Borrowings under the New ABL Credit Facility accrue interest based on a three-tier pricing grid tied to average historical availability, and the ABL Borrower may elect for loans to be based on either an Adjusted Term SOFR or a base rate, plus the applicable margin. The interest rate under the New ABL Credit Facility for (a) Adjusted Term SOFR is the applicable margin plus the fluctuating per annum rate equal to Adjusted Term SOFR (with an Adjusted Term SOFR Floor of 0.00%); and (b) Base Rate Loans are the applicable margin plus the fluctuating per annum rate equal to the greatest of the Prime Rate in effect on such day, or the NYFRB Rate in effect on such day plus 1/2% of 1% and the Adjusted Term SOFR for a one-month Interest Period as published two (2) U.S. Government Securities Business Days prior to such day (or if such day is not a Business Day, the immediately preceding Business Day), plus 1.0%. The applicable margin for Adjusted Term SOFR Loans ranges from 1.50% to 2.00% and for Base Rate Loans ranges from 0.50% to 1.00%, depending on the average daily availability over the last three months under the New ABL Credit Facility.

The New ABL Credit Facility bears an unused line fee ranging from 0.250% to 0.375%, depending on the average daily availability over the last three months payable quarterly in arrears. The New ABL Credit Facility also bears customary letter of credit fees. The interest rate was 5.50% as of June 30, 2022.

The New ABL Credit Facility is subject to customary mandatory prepayments, including a mandatory prepayment if the aggregate unpaid principal balance of revolving loans, agent advances, swingline borrowings, unreimbursed drawings under letters of credit and the undrawn amount of outstanding letters of credit exceeds at any time the lesser of (x) the then applicable borrowing base and (y) the then total effective commitments under the New ABL Credit Facility, in an amount equal to such excess. After the occurrence and during the continuance of a Cash Dominion Period (defined in the New ABL Credit Facility as (a) any period commencing upon the date that availability shall have been less than the greater of (i) 12.5% of the Maximum Credit (which is the lesser of the maximum revolver amount in effect at such time and the borrowing base at such time) and (ii) $10.0 million for a period of five consecutive business days and continuing until the date on which availability shall have been at least the greater of (y) 12.5% of the Maximum Credit and (z) $10.0 million for 20 consecutive calendar days or (b) any period commencing on the occurrence of certain specified events of default, and continuing during the period that such specified event of default shall be continuing).

The New ABL Credit Facility contains certain customary representations and warranties and affirmative and negative covenants. The negative covenants include, subject to customary exceptions, limitations on indebtedness, dividends, distributions and certain other payments, investments, acquisitions, prepayments of specified junior indebtedness, amendments of specified junior indebtedness, transactions with affiliates, dispositions, mergers and consolidations, liens, restrictive agreements, sale and leaseback transactions, changes in fiscal periods and changes in line of business.

We are required by the New ABL Credit Facility to maintain minimum liquidity of $5.0 million at all times. Additionally, when availability is less than the greater of (i) 12.5% of the maximum credit (which is the lesser of the maximum revolver amount in effect at such time and the borrowing base at such time) and (ii) $10.0 million and continuing until such time as availability has been in excess of such threshold for a period of 20 consecutive calendar days, we are required by the New ABL Credit Facility to maintain a springing Fixed Charge Coverage Ratio (as defined in the New ABL Credit Facility) of at least 1.0 to 1.0, which is tested quarterly during such period. ProFrac LLC was in compliance with all covenants, and there were no existing defaults or events of default related to the New ABL Credit Facility as of June 30, 2022.

On July 25, 2022, the New ABL Credit Facility was amended to add an uncommitted $100.0 million incremental facility (the “Incremental Facility”), under the terms of which existing lenders can make additional loans (in their sole discretion) under, or new lenders can join, the Incremental Facility and increase the potential size of the New ABL Credit Facility from $200 million to $300 million, subject to satisfaction of certain conditions. All other terms and conditions of the New ABL Credit Facility remained substantially unchanged.

New Term Loan Credit Facility

On March 4, 2022, ProFrac LLC, ProFrac II LLC, as borrower (in such capacity, the “Term Loan Borrower”), and certain of the Term Loan Borrower’s wholly owned subsidiaries as obligors, entered into a senior secured term loan credit agreement (the “New Term Loan Credit Facility”), with Piper Sandler Finance LLC, as administrative agent and collateral agent (the “Term Loan Agent”), and the lenders party thereto. The New Term Loan Credit Facility provides for a term loan facility in an aggregate principal amount of $450.0 million. In the second quarter of 2022, the New Term Loan Facility was paid down by $143.8 million with net proceeds from the IPO. As of June 30, 2022, the Term Loan Borrower had approximately $302.4 million outstanding under the New Term Loan Credit Facility. The New Term Loan Credit Facility matures on March 4, 2025.

Borrowings under the New Term Loan Credit Facility accrue interest at a percentage per annum equal to (a) until October 1, 2022, (i) for SOFR Rate Loans, 8.50%, and (ii) for Base Rate Loans, 7.50% and (b) thereafter, based on a three-tier pricing grid tied to Total Net Leverage Ratio (as defined in the New Term Loan Credit Facility), and the Term Loan Borrower may elect for loans to be based on either Adjusted Term SOFR or Base Rate, plus the applicable margin. The interest rate on the New Term Loan Credit Facility for (a) SOFR Rate Loans are the applicable margin plus the fluctuating per annum rate equal to Adjusted Term SOFR (as defined in the New Term Loan Credit Facility), with a SOFR floor of 1.00% and (b) Base Rate Loans are the applicable margin plus the fluctuating per annum rate equal to the highest of (i) the federal funds rate plus 1/2 of 1%, (ii) the interest rate quoted in the print edition of The Wall Street Journal, Money Rates Section, as the prime rate in effect, (iii) Adjusted Term SOFR for a one-month interest period as determined on such day, plus 1.0% and (iv) 2.00%.

The applicable margin for (a) SOFR Rate Loans ranges from 6.50% to 8.00% and (b) Base Rate Loans ranges from 5.50% to 7.00%, depending on the Total Net Leverage Ratio (as defined in the New Term Loan Credit Facility) as of the first day of the then-current fiscal quarter.

The New Term Loan Credit Facility is guaranteed by ProFrac LLC and all of the Term Loan Borrower’s material existing subsidiaries and certain direct and indirect future U.S. restricted subsidiaries of the Term Loan Borrower. The New Term Loan Credit Facility is secured by a lien on, and security interest in, substantially all of each such guarantor’s assets, which consists of:

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

The New Term Loan Credit Facility is subject to quarterly amortization beginning in June 2022, though any excess cash flow payments, reduce the required amortization.

Additionally, the New Term Loan Credit Facility is subject to a quarterly mandatory prepayment beginning for the calendar quarter ending on December 31, 2022 in an amount equal to the Applicable ECF Percentage (as defined in the New Term Loan Credit Facility). The Applicable ECF Percentage ranges from 50% of Excess Cash Flow (as defined in the New Term Loan Credit Facility) to 25% of Excess Cash Flow depending on the Total Net Leverage Ratio as of the last day of the applicable fiscal quarter. The New Term Loan Credit Facility is subject to customary mandatory prepayments, subject in some cases to the right of the Term Loan Borrower and its restricted subsidiaries to reinvest such proceeds within a specified period of time, and certain other exceptions.

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

The New Term Loan Credit Facility contains certain customary representations and warranties and affirmative and negative covenants. The negative covenants include, subject to customary exceptions, limitations on indebtedness, dividends, distributions and certain other payments, investments, capital expenditures, acquisitions, prepayments of specified junior indebtedness, amendments of specified junior indebtedness, transactions with affiliates, dispositions, mergers and consolidations, liens, restrictive agreements, changes in fiscal periods and changes in line of business.

We are required by the New Term Loan Credit Facility to maintain a Total Net Leverage Ratio (as defined in the New Term Loan Credit Facility) (i) of no more than 2.00 to 1.00 for the fiscal quarter ending on June 30, 2022, (ii) of no more than 1.55 to 1.00 for the fiscal quarters ending on September 30, 2022 and December 31, 2022, and (iii) of no more than 1.25 for each fiscal quarter ending on March 31, 2023 and thereafter.

We are required by the New Term Loan Credit Facility to maintain minimum liquidity of $30.0 million at all times.

The New Term Loan Credit Agreement prohibits Capital Expenditures (as defined in the New Term Loan Credit Facility) in excess of (i) in the case of the Fiscal Year ended December 31, 2022, the greater of (x) $275,000,000 in the aggregate and (y) in the case of any period of four consecutive fiscal quarters ending in such Fiscal Year, 50% of Consolidated EBITDA for the Test Period most recently ended prior to the date of the applicable Capital Expenditure, and (ii) in the case of any period of four consecutive fiscal quarters ending thereafter, commencing with the period of four consecutive fiscal quarters ending on March 31, 2023, an aggregate amount equal to 50.0% of Consolidated EBITDA for the Test Period most recently ended prior to the date of the applicable Capital Expenditure, provided that if the amount of the Capital Expenditures permitted to be made in any Fiscal Year is greater than the actual amount of the Capital Expenditures actually made in such Fiscal Year, then up to $20,000,000 of such excess amount may be carried forward to the next succeeding Fiscal Year.

The New Term Loan Credit Facility contains customary events of default. If an event of default occurs and is continuing, the lenders may declare all loans to be immediately due and payable. Some events of default require an automatic termination of the loans and become immediately due and payable. We were in compliance with all covenants, and there were no defaults or events of default related to the New Term Loan Credit Facility, as of June 30, 2022.

On July 25, 2022, the New Term Loan Facility was amended to increase the size of the New Term Loan Facility by $150.0 million with an uncommitted option to obtain commitments for a potential additional $100.0 million of delayed draw loans before the earlier to occur of (i) the consummation of the Merger and (ii) March 31, 2023. The maturity date of the New Term Loan Facility remains the same at March 4, 2025.The Company used a portion of the proceeds from the increased New Term Loan Facility to fund the acquisition of Monahans and anticipates using the remainder of the proceeds and operating cash to facilitate the Merger, pay outstanding debt under the New ABL Credit Facility and/or for other general corporate purposes.

First Financial Loan

On December 22, 2021, ProFrac II LLC entered into a $30.0 million loan agreement with First Financial Bank, N.A. with a stated maturity date of January 1, 2024 (the “First Financial Loan”). The First Financial Loan bears interest at a variable rate based on the Prime rate published by the Wall Street Journal, floating daily. As of June 30, 2022, ProFrac II LLC had $24.0 million outstanding under the First Financial Loan.

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

In June 2022, the Closing Date Note was fully paid with net proceeds from the IPO.

Contractual obligations

The following table summarizes the principal maturity schedule for our long-term debt outstanding as of June 30, 2022:

	2022	2023	2024	2025	2026	Thereafter	Total
First Financial loan	$8,659	$15,291	$—	$—	$—	$—	$23,950
New ABL Credit Facility	—	—	—	—	—	143,350	143,350
New Term Loan Credit Facility	7,560	15,120	15,120	264,580	—	—	302,380
Flotek Convertible Notes	—	12,739	—	—	—	—	12,739
Other	7,803	1,908	1,907	543	79	386	12,626
Total	$24,022	$45,058	$17,027	$265,123	$79	$143,736	$495,045

Capital expenditures

During the six months ended June 30, 2022 and 2021, our capital expenditures were $116.1 million and $53.6 million, respectively. We currently expect our capital expenditures to increase in 2022 and 2023, which are expected to be funded with cash flows from operations. The primary drivers of the increase are building electric-powered hydraulic fracturing fleets, continued engine upgrades as part of our ESG initiatives, and deployment costs associated with reactivating hydraulic fracturing fleets.

Off-Balance sheet arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of June 30, 2022 and December 31, 2021, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our IPO Prospectus.

Listed below are the changes in our accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved, and that we believe are critical to the understanding of our operations.

Variable Interest Entities

We evaluate our ownership, contractual and other interest in entities to determine if they are VIEs. We evaluate whether we have a variable interest in those entities and the nature and extent of those interests. Based on our evaluation, if we determine we are the primary beneficiary of a VIE, we consolidate the entity in our financial statements.

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

Interest rate risk

We are subject to interest rate risk on our variable rate debt from our New Term Loan Credit Facility and our New ABL Credit Facility. The Company also has fixed rate debt but does not currently utilize derivative instruments to manage the economic effect of changes in interest rates. The impact of a 1% increase in interest rates on our outstanding debt as of June 30, 2022 would have resulted in an annual increase in interest expense of approximately $4.5 million.

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

Our management, with the participation of our Executive Chairman and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under the Exchange Act, as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Executive Chairman and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Information with respect to this Item may be found in Note 17 – Commitments and contingencies in the notes to our consolidated financial statements in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Item 1A. Risk Factors.

This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors disclosed under the heading “Risk Factors” in the Prospectus. Except for the risk factors noted below, there have been no material changes to the risk factors disclosed under the heading “Risk Factors” in the IPO Prospectus and the factors described under the heading “Risk Factors” in our prospectus, dated August 8, 2022, filed with the SEC pursuant to Rule 424(b) under the Securities Act on August 8, 2022 in connection with the resale of our Class A common stock by the selling shareholders named therein. In addition to the risk factors enumerated below, risk factors in our Prospectus, including without limitation risk factors that address risks relating to potential future acquisitions and risks relating to indebtedness, are implicated by the Merger and our expected financing needs in connection therewith.

Consummation of the Merger is contingent upon the satisfaction of a number of conditions, including approval by USWS’ stockholders, which may not be satisfied or completed on a timely basis, if at all. Failure to complete the Merger could negatively impact our stock price, business, financial condition, results of operations or prospects.

Consummation of the Merger is subject to conditions to closing that are not wholly within the Company’s control, including, among other things, adoption of the Merger Agreement by the holders of a majority of the outstanding shares of USWS Common Stock entitled to vote on the adoption of the Merger Agreement. We cannot assure you that each of the conditions with respect to the Merger will be satisfied or waived in a timely manner, if at all, and the Merger may be delayed or not consummated. If the conditions are not satisfied or waived in a timely manner and the Merger is delayed or not consummated, we may lose some or all of the intended or perceived benefits of the Merger, which could cause our stock price to decline and harm our business.

We are also subject to additional risks in connection with the Merger, including, without limitation: (1) the parties’ ability to meet expectations regarding the timing and completion of the Merger; (2) the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement; (3) the effect of the announcement or pendency of the Merger on our business relationships, operating results, and business generally; (4) risks that the Merger disrupts the Company’s current plans and operations; (5) the amount of the costs, fees, expenses and other charges related to the Merger; (6) the outcome of any legal proceedings that may be instituted against us or any of our affiliates relating to the transactions contemplated by the Merger; (7) the restrictions imposed on our business and operations pursuant to any affirmative or negative covenants set forth in the documents relating to the Merger, and the potential impact of such covenants on our business; (8) the risk that the Merger will divert management’s attention resulting in a potential disruption of our current business plan; (9) potential difficulties in employee retention arising from the Merger; (10) the ability to obtain certain governmental and regulatory approvals, including the expiration or termination of the HSR Act waiting period (which has been satisfied); and (11) the ability to integrate acquired assets and personnel into our existing business model and realize the expected value of resulting operational synergies from the Merger.

We may be required to incur significant additional indebtedness in order to finance the Merger, which will limit our operating flexibility, and could adversely affect our operations and financial results and prevent us from fulfilling our obligations.

Although we expect to fund our obligations in connection with the Merger through the New Term Loan Credit Facility and/or the New ABL Credit Facility, available cash, additional loans and/or notes and cash flows generated from operations, we cannot assure that these sources will be sufficient, or that we will be able to refinance any of our outstanding indebtedness, and/or obtain additional financing on favorable terms, or at all, or that our cash flows generated from operations will be sufficient, in order to satisfy our obligations in connection with the Merger, or otherwise.

Our ability to refinance any of our outstanding indebtedness, and/or obtain additional financing in order to satisfy our obligations in connection with the Merger will depend on, among other things, our financial condition at the time, restrictions in agreements governing our indebtedness, and other factors, including the financial condition of USWS, restrictions in agreements governing the indebtedness of  that we are assuming, and the condition of the financial markets and the markets in which we compete. As a result, we cannot assure that we will be able to refinance any of our outstanding indebtedness, and/or obtain additional financing on favorable terms, or at all, or that our cash flows generated from operations will be sufficient, in order to satisfy our obligations in connection with the Merger, or otherwise.

To the extent we are able to refinance any of our outstanding indebtedness, and/or obtain additional financing, such level of indebtedness may:

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

In addition, the terms of any financing obligations to be incurred in connection with any refinancing of any of our outstanding indebtedness, and/or additional financing are likely to contain covenants that restrict our ability to engage in certain transactions and may impair our ability to respond to changing business and economic conditions, including, among other things, limitations on our ability to:

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

We may not be able to generate sufficient cash flow to service all of our obligations, including our obligations under our recently amended credit and other financing facilities.

Our ability to fund our various obligations in connection with the Merger, make payments on, refinance any of our outstanding indebtedness, and/or obtain additional financing, including any indebtedness incurred to finance the Merger, and to fund planned capital expenditures, other strategic transactions and expansion efforts, will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Our business may not be able to generate sufficient cash flows from operations, and we cannot assure that future borrowings will be available to us in amounts sufficient to enable us to pay our indebtedness or any future indebtedness as such indebtedness matures and to fund our other liquidity needs. If this is the case, we will need to refinance all or a portion of our indebtedness on or before maturity, and we cannot assure that we will be able to refinance any of our indebtedness on commercially reasonable terms, or at all. We may need to implement one or more alternatives, such as reducing or delaying planned expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing. These financing strategies may not be executed on satisfactory terms, if at all. Our ability to refinance our indebtedness or obtain additional financing, and to do so on commercially reasonable terms, will depend on, among other things, our financial condition at the time, restrictions in agreements governing our indebtedness, and other factors, including the condition of the financial markets and the markets in which we will compete.

If we do not generate sufficient cash flows from operations, and additional borrowings, refinancings or proceeds of asset sales are not available to us, we may not have sufficient cash to enable us to meet all of our obligations, including our various obligations in connection with the Merger.

Our financial results may be materially adversely affected by the inclusion of Flotek’s financial statements in our consolidated financial statements, and we do not have the benefit of Flotek’s cash or liquidity.

Due to our determination that Flotek is a VIE of which the Company is the primary beneficiary, Flotek’s financial statements have been included in our consolidated financial statements from May 17, 2022.  Consequently, our financial results may be materially adversely affected if Flotek reports poor or worsened financial results. In addition, we do not have the ability to access or deploy Flotek’s cash or liquidity in our operations, which may limit our ability to mitigate the impact of the inclusion of Flotek’s financial statements in our consolidated financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Initial Public Offering

On May 12, 2022, our Registration Statement on Form S-1, as amended (File No. 333-261255), was declared effective in connection with the IPO, pursuant to which we issued and sold an aggregate of 18,228,153 shares of our Class A Common Stock including the partial exercise of the underwriters’ over-allotment option to purchase additional shares, at a price to the public of $18.00 per share. J.P. Morgan Securities LLC, Piper Sandler & Co. and Morgan Stanley & Co. LLC acted as representatives of the underwriters. The IPO closed on May 17, 2022. The IPO and exercise of the over-allotment option generated combined net proceeds of approximately $303.9 million, after deducting underwriting discounts and commissions of $15.2 million and offering expenses of $9.0 million. With the exception of $4.5 million to be paid to Wilks Brothers for IPO support services and activities including legal, tax, technology and accounting support, no payments for any offering expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates

The Company used $72.9 million of the net proceeds from the IPO to redeem the membership ownership interests from the then-existing owners of THRC FTSI Related Equity (as described in Note 14 – Acquisitions and investments in the notes to our consolidated financial statements) and contributed the remaining proceeds to ProFrac LLC. The Company used the remaining proceeds to (i) to pay down $143.8 million of the outstanding borrowings under the New Term Loan Credit Facility, (ii) to fully pay the $22.0 million of the outstanding borrowings of the Backstop Note (iii) pay down $22.0 million of the outstanding borrowings of the Closing Date Note and (iv) pay down $20.8 million of the outstanding borrowings of the Equify Bridge Note. The Company currently intends to use the balance of the remaining proceeds for general corporate uses and additional repayment of debt.

Munger Ranch Sellers

As part of the IPO completed in May 2022, the sellers of Munger Ranch were issued 2,114,273 shares of Class A Common Stock in exchange for the $30.0 million consideration related to the Munger Ranch purchase. The securities issued to the sellers of Munger Ranch were offered in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act. The Company relied on this exemption from registration based on part on representations made by each of the sellers of Munger Ranch, including that each such seller is an “accredited investor” as defined in Rule 501(a) under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

Item 5. Other Information.

The information regarding the deemed grants of stock-based compensation in Note 11—Stock-based compensation in the notes to our consolidated financial statements included in this report is incorporated by reference herein.

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

2.2^

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

10.14

Form of Voting Agreement, by and among ProFrac Holding Corp. and the stockholders of U.S. Well Services, Inc. party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2022).

10.15

Form of Warrant Purchase Agreement, by and among ProFrac Holding Corp. and the holders of warrants of U.S. Well Services, Inc. party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2022).

10.16

First Amendment to Term Loan Credit Agreement, dated as of July 25, 2022, by and among ProFrac Holdings II, LLC, ProFrac Holdings, LLC, the guarantors party thereto, the lenders party thereto, and Piper Sandler Finance LLC, as the agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2022).

10.17

First Amendment to Credit Agreement, dated as of July 25, 2022, by and among ProFrac Holdings II, LLC, ProFrac Holdings, LLC, the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as the agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2022).

10.18*†

Assignment Agreement, dated as of May 10, 2022, by and between Farris Wilks and Jo Ann Wilks, as Co-Trustees of the Farris and Jo Ann Wilks 2022 Family Trust, created by Trust Agreement dated as of May 10, 2022, as assignor, and KWELL Holdings, LP, as assignee and Declaration of Intent

10.19*†	Assignment and Assumption Agreement, dated as of August [_], 2022, by and between THRC Holdings, LP, a Texas limited liability company, as assignor, and Matthew D. Wilks, as assignee.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95*	Mine Safety Disclosure Exhibit.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
†	Compensatory plan or arrangement.
^	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of such schedules, or any section thereof, to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Profrac Holding Corp.

Date: August 15, 2022	By:	/s/ Matthew D. Wilks
Matthew D. Wilks
Executive Chairman (Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Lance Turner
Lance Turner
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)