Form 10-Q
period 2022-09-30
ProFrac Holding Corp.
filed 2022-11-14
CIK 1881487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File Number: 001-41388

ProFrac Holding Corp.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-2424964
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
333 Shops Boulevard, Suite 301 Willow Park, Texas	76087
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (254) 776-3722

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	ACDC	The Nasdaq Global Select Market
Warrants, each 124.777 warrants exercisable for one share of Class A common stock at an exercise price of $717.47 per share	ACDCW	The Nasdaq Global Select Market

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

At November 8, 2022, the registrant had 53,958,894 shares of Class A common stock, $0.01 par value per share, and 101,133,201 shares of Class B common stock, $0.01 par value per share, outstanding.

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	our ability to finance, consummate, integrate and realize the benefits expected from our recently completed and potential acquisitions, including any related synergies;
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
•

actions by members of the Organization of Petroleum Exporting Countries, Russia and other oil-producing countries with respect to oil production levels and announcements of potential changes in such levels;

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

You should not place undue reliance on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs at the time they are made, forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors described in Part II, Item 1A of this Quarterly Report on Form 10-Q, the risk factors disclosed under the heading “Risk Factors” in the “Risk Factors” in our prospectus, dated May 12, 2022, filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act on May 16, 2022 in connection with our initial public offering, the factors described under the heading “Risk Factors” in our prospectus, dated August 8, 2022, filed with the SEC pursuant to Rule 424(b) under the Securities Act on August 8, 2022, in connection with the resale of our Class A common stock by the selling shareholders named therein, the factors described under the heading “Risk Factors” in our quarterly report on Form 10-Q for the quarter ended June 30, 2022, and the factors described under the heading “Risk Factors” in the proxy statement/information statement/prospectus included in the registration statement on Form S-4 filed with the SEC on August 30, 2022, as amended by Amendment No. 1 to such registration statement filed with the SEC on September 22, 2022, in connection with our acquisition of U.S. Well Services, Inc., any of which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ProFrac Holding Corp.

Consolidated balance sheets

(Unaudited)

(In thousands)	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$64,678	$5,376
Accounts receivable, net	501,337	161,632
Accounts receivable—related party	4,510	4,515
Prepaid expenses, and other current assets	25,065	6,213
Assets held for sale	1,805	—
Inventories	238,794	73,942
Total current assets	836,189	251,678
Property, plant, and equipment	1,454,010	827,865
Accumulated depreciation and depletion	(632,801)	(464,178)
Property, plant, and equipment, net	821,209	363,687
Operating lease right-of-use assets	78,569	—
Deferred tax assets	2,033	—
Investments	56,753	4,244
Intangible assets, net	34,930	27,816
Goodwill	97,573	—
Other assets	52,028	17,145
Total assets	$1,979,284	$664,570

The accompanying notes are an integral part of these consolidated financial statements.

ProFrac Holding Corp.

Consolidated balance sheets

(Unaudited)

(In thousands)	September 30, 2022	December 31, 2021
Liabilities, redeemable noncontrollable interest, and stockholders' and members' (deficit) equity
Current liabilities:
Accounts payable	$209,537	$121,070
Accounts payable—related party	34,911	21,275
Current portion of operating lease liabilities	9,532	—
Accrued expenses	194,321	38,149
Other current liabilities	36,446	34,400
Current portion of long-term debt	60,541	31,793
Total current liabilities	545,288	246,687
Long-term debt	484,228	235,128
Long-term debt—related party	—	34,645
Operating lease liabilities	73,180	—
Other liabilities	17,320	—
Total liabilities	1,120,016	516,460
Commitments and contingencies (Note 17)
Redeemable noncontrolling interest	1,644,426	—
Stockholders' and members' equity
Members' equity	—	147,015
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding
Class A common stock, $0.01 par value, 600,000,000 authorized, 41,239,957 issued and outstanding at September 30, 2022 and none issued and outstanding at December 31, 2021	412	—
Class B common stock, $0.01 par value, 400,000,000 authorized, 101,133,201 issued and outstanding at September 30, 2022 and none issued and outstanding at December 31, 2021	1,011	—
Additional paid-in capital	—	—
Accumulated deficit	(868,409)	—
Accumulated other comprehensive (loss) income	9	56
Total stockholders' and members' (deficit) equity attributable to ProFrac Holding Corp.	(866,977)	147,071
Noncontrolling interests	81,819	1,039
Total stockholders' and members' (deficit) equity	(785,158)	148,110
Total liabilities, redeemable noncontrollable interest, and stockholders' and members' (deficit) equity	$1,979,284	$664,570

The accompanying notes are an integral part of these consolidated financial statements

ProFrac Holding Corp.

Consolidated statements of operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Revenues	$696,730	$195,931	$1,631,554	$520,336
Operating costs and expenses:
Cost of revenues, exclusive of depreciation, depletion and amortization	388,068	144,163	961,267	389,177
Depreciation, depletion and amortization	68,758	35,241	177,038	105,606
Loss on disposal of assets, net	667	3,397	2,656	7,472
Selling, general, and administrative	70,287	20,047	191,962	47,919
Total operating costs and expenses	527,780	202,848	1,332,923	550,174
Operating income (loss)	168,950	(6,917)	298,631	(29,838)
Other (expense) income:
Interest expense, net	(16,261)	(6,896)	(38,984)	(19,118)
Loss on extinguishment of debt	(242)	—	(17,337)	—
Other (expense) income, net	(928)	(92)	8,292	148
Income (loss) before income tax provision	151,519	(13,905)	250,602	(48,808)
Income tax (provision) benefit	(8,157)	(170)	(13,021)	138
Net income (loss)	143,362	(14,075)	237,581	(48,670)
Less: net (income) loss attributable to ProFrac Predecessor	—	14,033	(79,867)	48,509
Less: net loss attributable to noncontrolling interests	11,751	42	20,039	161
Less: net income attributable to redeemable noncontrolling interests	(110,183)	—	(126,265)	—
Net income attributable to ProFrac Holding Corp.	$44,930	$—	$51,488	$—
Basic and diluted earnings per Class A share	$1.09		$1.26
Weighted average shares used in computing basic earnings per Class A share	41,239		40,846
Weighted average shares used in computing diluted earnings per Class A share	41,349		40,927

The accompanying notes are an integral part of these consolidated financial statements.

ProFrac Holding Corp.

Consolidated statements of comprehensive income (loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Net income (loss)	$143,362	$(14,075)	$237,581	$(48,670)
Foreign currency translation adjustments	207	45	84	55
Comprehensive income (loss)	143,569	(14,030)	237,665	(48,615)
Less: comprehensive (income) loss attributable to ProFrac Predecessor	—	14,002	(79,765)	48,468
Less: comprehensive loss attributable to noncontrolling interest	11,699	28	20,018	147
Less: comprehensive income attributable to redeemable noncontrolling interest	(110,293)	—	(126,375)	—
Comprehensive income attributable to ProFrac Holding Corp.	$44,975	$—	$51,543	$—

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

ProFrac Holding Corp.

Consolidated statements of changes in equity

(Unaudited)

	Members'	Class A Common Stock		Class B Common Stock		Additional Paid	Retained	Accumulated Other Comprehensive	Noncontrolling	Total Equity
(In thousands)	Equity	Shares	Amount	Shares	Amount	in Capital	Earnings	Income (Loss)	Interests	(Deficit)
Balance, June 30, 2022	$—	41,237	$412	101,133	$1,011	$—	$(1,410,780)	$(36)	$92,863	$(1,316,530)
Net income	—	—	—	—	—	—	44,930	—	(11,751)	33,179
Stock-based compensation	—	—	—	—	—	598	—	—	655	1,253
Stock-based compensation related to deemed contribution	—	—	—	—	—	2,957	—	—	—	2,957
Foreign currency translation	—	—	—	—	—	—	—	45	52	97
Additional paid-in capital related to tax receivable agreement	—	—	—	—	—	7	—	—	—	7
Other	—	3	—	—	—	79	—	—	—	79
Adjustment of redeemable noncontrolling interest to redemption amount	—	—	—	—	—	(3,641)	497,441	—	—	493,800
Balance, September 30, 2022	$—	41,240	$412	101,133	$1,011	$—	$(868,409)	$9	$81,819	$(785,158)

The accompanying notes are an integral part of these consolidated financial statements.

ProFrac Holding Corp.

Consolidated statements of changes in equity

(Unaudited)

	Members'	Class A Common Stock		Class B Common Stock		Additional Paid	Retained	Accumulated Other Comprehensive	Noncontrolling	Total Equity
(In thousands)	Equity	Shares	Amount	Shares	Amount	in Capital	Earnings	Income (Loss)	Interests	(Deficit)
Balance, January 1, 2021	$175,027	—	$—	—	$—	$—	$—	$—	$1,785	$176,812
Net (loss) income	(25,998)	—	—	—	—	—	—	—	9	(25,989)
Foreign currency translation	—	—	—	—	—	—	—	6	—	6
Noncontrolling interest of acquired business	—	—	—	—	—	—	—	—	1,228	1,228
Balance, March 31, 2021	$149,029	—	$—	—	$—	$—	$—	$6	$3,022	$152,057

Net loss	(8,478)	—	—	—	—	—	—	—	(128)	(8,606)
Foreign currency translation	—	—	—	—	—	—	—	4	—	4
Balance, June 30, 2021	$140,551	—	$—	—	$—	$—	$—	$10	$2,894	$143,455

Net loss	(14,033)	—	—	—	—	—	—	—	(42)	(14,075)
Foreign currency translation	—	—	—	—	—	—	—	31	14	45
Acquisition of non controlling interest	1,785	—	—	—	—	—	—	—	(1,783)	2
Balance, September 30, 2021	$128,303	—	$—	—	$—	$—	$—	$41	$1,083	$129,427

The accompanying notes are an integral part of these consolidated financial statements

ProFrac Holding Corp

Consolidated statements of cash flow

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income (loss)	$237,581	$(48,670)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation, depletion and amortization	177,038	105,606
Stock-based compensation	53,230	—
Loss on disposal of assets, net	2,656	7,472
Non-cash loss on extinguishment of debt	10,472	—
Amortization of debt issuance costs	4,683	1,847
Bad debt expense, net of recoveries	5	2,562
Deferred tax expense	2,357	—
Unrealized gain on investments, net	(8,526)	—
Changes in operating assets and liabilities:
Accounts receivable	(220,467)	(31,396)
Inventories	(107,150)	(14,525)
Prepaid expenses and other assets	(18,551)	(1,223)
Accounts payable	6,332	4,823
Accrued expenses	111,233	11,511
Deferred revenues and other liabilities	5,770	(317)
Net cash provided by operating activities	256,663	37,690
Cash flows from investing activities:
Investment in property, plant & equipment	(239,477)	(70,585)
Proceeds from sale of assets	46,687	17,487
Acquisitions, net of cash acquired	(354,927)	(2,430)
Investment in preferred shares of BPC	(47,202)	—
Initial investment in Flotek	(10,000)	—
Other investments	(24,839)	—
Net cash used in investing activities	(629,758)	(55,528)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	818,758	160,230
Repayments of long-term debt	(515,780)	(138,887)
Borrowings from revolving credit agreements	253,683	29,500
Repayments to revolving credit agreements	(322,683)	(18,500)
Payment of debt issuance costs	(33,260)	(1,090)
Member contribution	5,000	—
Proceeds from issuance of common stock	329,118	—
Payment of THRC related equity	(72,931)	—
Payment of common stock issuance costs	(27,444)	—
Net cash provided by financing activities	434,461	31,253
Net increase in cash, cash equivalents, and restricted cash	61,366	13,415
Cash, cash equivalents, and restricted cash beginning of period	5,376	2,952
Cash, cash equivalents, and restricted cash end of period	$66,742	$16,367
Supplemental cash flow information:
Cash payments for interest	$22,239	$17,311
Cash payments for taxes	$459	$110
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$26,478	$7,837
Operating lease liabilities incurred from obtaining right-of-use-assets	$45,412	$—

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

The unaudited consolidated financial statements presented herein are those of ProFrac Corp. subsequent to the corporate reorganization on May 12, 2022, and ProFrac LLC before that date. In these notes to the unaudited consolidated financial statements, ProFrac Corp. and ProFrac LLC together are also referred to as “we,” “us,” “our,” or the “Company” and ProFrac LLC is also referred to as “ProFrac Predecessor.” For all periods presented, the unaudited consolidated financial statements presented herein include the controlled subsidiaries of ProFrac LLC, which include Best Pump & Flow LP (“Best Flow”) and Alpine Silica, LLC (“Alpine”).

Prior to December 21, 2021, Dan Wilks and Farris Wilks (or entities they control) (collectively, the “Wilks”) held a controlling interest in each of ProFrac LLC, Best Flow and Alpine. Historical periods for ProFrac Predecessor had been presented on a consolidated and combined basis given the common control ownership by the Wilks. On December 21, 2021, all of the then-outstanding membership interests in Best Flow and Alpine were contributed to ProFrac LLC in exchange for membership interests in ProFrac LLC. Accordingly, the results for the three and nine months ended September 30, 2021 have been retrospectively adjusted to present the operations of ProFrac LLC, Best Flow and Alpine on a combined basis. The acquisitions of Best Flow and Alpine have been accounted for in a manner consistent with the pooling of interest method of accounting, as the transaction was a combination of entities under common control. Under this method of accounting, the statements of operations, comprehensive income, equity and cash flows have been adjusted to include all activities of the commonly controlled groups for all periods in which common control existed.

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

From January 1, 2022 through September 30, 2022, we recorded adjustments to the value of our redeemable noncontrolling interests as shown below:

Redeemable Noncontrolling Interests
(in thousands)	2022
Balance as of January 1, 2022	$—
Effect of corporate reorganization and reclassification to redeemable noncontrolling interest	382,050
Adjustment of redeemable noncontrolling interest to redemption amount at IPO (1)	1,438,348
Class A Common Stock issued to settle asset purchase	21,361
Net income after corporate reorganization	16,082
Stock-based compensation	660
Stock-based compensation related to deemed contribution	27,597
Accrued distribution related to income taxes	(15,644)
Adjustment of redeemable noncontrolling interest to redemption amount (2)	154,233
Balance as of June 30, 2022	$2,024,687
Net income	110,183
Stock-based compensation	1,465
Stock-based compensation related to deemed contribution	7,251
Foreign currency translation adjustments	110
Change in accrued distribution related to income taxes	(5,470)
Adjustment of redeemable noncontrolling interest to redemption amount (3)	(493,800)
Balance as of September 30, 2022	$1,644,426

(1)	Based on 101,133,201 shares of Class B Common Stock outstanding and the $18.00 per share IPO price.
(2)	Based on 101,133,201 shares of Class B Common Stock outstanding and the 10-day VWAP of Class A Common Stock of $20.02 at June 30, 2022.
(3)	Based on 101,133,201 shares of Class B Common Stock outstanding and the 10-day VWAP of Class A Common Stock of $16.26 at September 30, 2022.

As of September 30, 2022, ProFrac Corp. owned 29.0% of ProFrac LLC with the remaining 71.0% owned directly by other PFH Unit holders. As of September 30, 2022, ProFrac Corp. had outstanding 41.2 million shares of Class A Common Stock (representing approximately 29.0% of the total voting power) and 101.1 million shares of Class B Common Stock (representing approximately 71.0% of the total voting power).

2. Summary of significant accounting policies

Basis of presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included within the Company’s final prospectus filed with the SEC on May 16, 2022, pursuant to Rule 424(b) under the Securities Act. The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. In our opinion, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements. Operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022. The December 31, 2021, balance sheet information has been derived from the 2021 audited financial statements of ProFrac Predecessor.

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
•

Level 2: Other than quoted prices included in Level 1, inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability. At September 30, 2022, we had no Level 2 measurements.

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

Recently adopted accounting standards

On January 1, 2022, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) for “Leases,” which amended existing guidance to require lessees to recognize liabilities and ROU assets on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements. We adopted this guidance using the current period adjustment approach on January 1, 2022 using the transition method that allows a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

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

3. Restricted cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated statement of cash flows as of September 30, 2022, and December 31, 2021:

(In thousands)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$64,678	$5,376
Restricted cash included in prepaid expenses and other current assets	2,064	—
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$66,742	$5,376

As of September 30, 2022, restricted cash included cash used as collateral for our credit card program.

4. Supplemental balance sheet information

Inventories

The following table summarizes the components of our inventories as of September 30, 2022, and December 31, 2021:

(In thousands)	September 30, 2022	December 31, 2021
Raw materials and supplies	$107,303	$13,911
Work in process	9,987	3,288
Finished products and parts	121,504	56,743
Total	$238,794	$73,942

The increase in inventory from December 31, 2021, to September 30, 2022 was partially due to acquired inventory of $54.5 million related to our acquisitions of FTS International, Inc. (“FTSI”) and Flotek Industries, Inc. (“Flotek”). The remaining increase is related to our increased activity levels in 2022.

Accrued Expenses

The following table summarizes our accrued expenses as of September 30, 2022, and December 31, 2021:

(In thousands)	September 30, 2022	December 31, 2021
Accrual for purchased materials	$71,286	$15,600
Employee compensation and benefits	29,860	8,107
Sales, use, and property taxes	21,082	5,974
Interest	13,130	879
Income taxes	10,665	—
Tax receivable agreement	3,491	—
Tax distribution to redeemable noncontrolling interests	21,114	—
Other	23,693	7,589
Total	$194,321	$38,149

5. Property, plant, and equipment

The following table summarizes the components of our property, plant, and equipment, net as of September 30, 2022, and December 31, 2021:

(In thousands)	September 30, 2022	December 31, 2021
Machinery and equipment	$1,180,092	$760,829
Mining property and mine development	97,265	34,809
Office equipment, software and other	15,156	5,550
Land	950	—
Buildings and leasehold improvements	27,373	15,947
Total	1,320,836	817,135
Less: accumulated depreciation and depletion	(632,801)	(464,178)
Construction in progress	133,174	10,730
Property, plant, and equipment, net	$821,209	$363,687

The increase in net property, plant, and equipment from December 31, 2021, to September 30, 2022, was due to acquired assets of $328.7 million related to our FTSI and Flotek acquisitions, and $103.7 million from the acquisition of Monahans (as defined herein). This increase was partially offset by $48.2 million of FTSI assets sold in the sale lease-back transaction immediately following the FTSI acquisition.

Depreciation expense for the three months ended September 30, 2022 and 2021, was $68.1 million and $35.1 million, respectively. Depreciation expense for the nine months ended September 30, 2022 and 2021, was $175.6 million and $105.1 million, respectively.

Major classifications of property, plant, and equipment and their respective useful lives are as follows:

Machinery and equipment	2 years—10 years
Office equipment, software, and other	3 years—7 years
Buildings and leasehold improvements	2 years—40 years

6. Intangible assets

The following table summarizes the components of our finite-lived intangible assets as of September 30, 2022, and December 31, 2021:

	September 30, 2022			December 31, 2021
(In thousands)	Gross Book Value	Less: Accumulated Amortization	Net Book Value	Gross Book Value	Less: Accumulated Amortization	Net Book Value
Electric frac licenses	$22,500	$—	$22,500	$22,500	$—	$22,500
Acquired technology	14,644	(2,214)	12,430	5,905	(589)	5,316
Intangible assets, net	$37,144	$(2,214)	$34,930	$28,405	$(589)	$27,816

Intangible assets are amortized over the period the Company expects the asset to generate cash flows. As such, we amortize each electric frac license through the remaining license period, beginning when the initial fleet built under each license is placed into service, a period we estimate to be 17 years. For technology acquired during 2021, we estimated this period to be seven years. For technology acquired in 2022 related to the acquisition of FTSI, we estimated the period to be three years. Amortization expense related to intangible assets was $0.7 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively. Amortization expense related to intangible assets was $1.4 million and $0.5 million for the nine months ended September 30, 2022 and 2021, respectively.

7. Indebtedness

The following table summarizes the components of our debt as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
(In thousands)	2022	2021
Old ABL Credit Facility	$—	$69,000
Old Term Loan	—	171,355
First Financial Loan	19,080	30,000
New ABL Credit Facility	—	—
New Term Loan Credit Facility	525,726	—
Best Flow Credit Facility(1)	—	7,101
Best Flow Note(1)	—	10,827
Alpine Promissory Note(1)	—	16,717
Flotek Convertible Notes	12,739	—
Other	10,459	1,695
Total gross debt	568,004	306,695
Less: unamortized debt issuance costs	(23,235)	(5,129)
Less: current portion of long-term debt	(60,541)	(31,793)
Total long-term debt	$484,228	$269,773

(1)	Related party debt agreements

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

On March 4, 2022, the Old ABL Credit Facility was replaced by the New ABL Credit Facility (as described below).

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

On March 4, 2022, the Old Term Loan was replaced by the New Term Loan Credit Facility (as described below), resulting in loss on debt extinguishment of $3.9 million.

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

The First Financial Loan has a maturity date of January 1, 2024 with an interest rate of LIBOR plus 3.5%, and the loan is to be repaid by equal payments of principal and interest beginning in February 2022. The First Financial Loan contains certain restricted covenants which require the Company to maintain a fixed charge ratio of at least 1.00:1.00 and a maximum net leverage ratio of 3.00:1.00. The Company was in compliance with all covenants as of September 30, 2022.

New ABL Credit Facility

On March 4, 2022, ProFrac LLC, ProFrac Holdings II, LLC (“ProFrac II LLC”), as borrower (in such capacity, the “ABL Borrower”), and certain of the ABL Borrower’s wholly owned subsidiaries as obligors, entered into a senior secured asset-based revolving credit agreement (as amended, the “New ABL Credit Facility”), with a group of lenders with JPMorgan Chase Bank N.A., as administrative agent and collateral agent. The New ABL Credit Facility initially provided for an asset-based revolving credit facility with a borrowing base and lender commitments of $100.0 million. On April 8, 2022, the New ABL Credit Facility was amended to increase the borrowing base and lender commitments to $200.0 million. The New ABL Credit Facility has a borrowing base composed of certain eligible accounts receivable and eligible inventory less customary reserves, as redetermined monthly. As of September 30, 2022, the maximum availability under the New ABL Credit Facility was the aggregate lender commitments of $200.0 million with no borrowings outstanding and $10.5 million of letters of credit outstanding, resulting in approximately $189.5 million of remaining availability. The New ABL Credit Facility matures on the earlier of (i) March 4, 2027 and (ii) 91 days prior to the stated maturity of any material indebtedness (other than the First Financial Loan).

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

Borrowings under the New ABL Credit Facility accrue interest based on a three-tier pricing grid tied to average historical availability, and the ABL Borrower may elect for loans to be based on either an Adjusted Term SOFR or a base rate, plus the applicable margin. The interest rate under the New ABL Credit Facility for (a) Adjusted Term SOFR is the applicable margin plus the fluctuating per annum rate equal to Adjusted Term SOFR (with an Adjusted Term SOFR Floor of 0.00%); and (b) Base Rate Loans are the applicable margin plus the fluctuating per annum rate equal to the greatest of the Prime Rate in effect on such day, or the NYFRB Rate in effect on such day plus ½% of 1% and the Adjusted Term SOFR for a one-month Interest Period as published two (2) U.S. Government Securities Business Days prior to such day (or if such day is not a Business Day, the immediately preceding Business Day), plus 1.0%. The applicable margin for Adjusted Term SOFR Loans ranges from 1.50% to 2.00% and for Base Rate Loans ranges from 0.50% to 1.00%, depending on the average daily availability over the last three months under the New ABL Credit Facility. The New ABL Credit Facility bears an unused line fee ranging from 0.250% to 0.375%, depending on the average daily availability over the last three months payable quarterly in arrears. The New ABL Credit Facility also bears customary letter of credit fees. The interest rate was 7.00% as of September 30, 2022.

The New ABL Credit Facility is subject to customary mandatory prepayments, including a mandatory prepayment if the aggregate unpaid principal balance of revolving loans, agent advances, swingline borrowings, unreimbursed drawings under letters of credit and the undrawn amount of outstanding letters of credit exceeds at any time the lesser of (x) the then applicable borrowing base and (y) the then total effective commitments under the New ABL Credit Facility, in an amount equal to such excess. After the occurrence and during the continuance of a Cash Dominion Period (defined in the New ABL Credit Facility as (a) any period commencing upon the date that availability shall have been less than the greater of (i) 12.5% of the Maximum Credit (which is the lesser of the maximum revolver amount in effect at such time and the borrowing base at such time) and (ii) $13.3 million for a period of five consecutive business days and continuing until the date on which availability shall have been at least the greater of (y) 12.5% of the Maximum Credit and (z) $13.3 million for 20 consecutive calendar days or (b) any period commencing on the occurrence of certain specified events of default, and continuing during the period that such specified event of default shall be continuing).

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

We are required by the New ABL Credit Facility to maintain minimum liquidity of $5.0 million at all times. Additionally, when availability is less than the greater of (i) 12.5% of the maximum credit (which is the lesser of the maximum revolver amount in effect at such time and the borrowing base at such time) and (ii) $10.0 million and continuing until such time as availability has been in excess of such threshold for a period of 20 consecutive calendar days, we are required by the New ABL Credit Facility to maintain a springing Fixed Charge Coverage Ratio (as defined in the New ABL Credit Facility) of at least 1.0 to 1.0, which is tested quarterly during such period. The Company was in compliance with all covenants, and there were no existing defaults or events of default related to the New ABL Credit Facility as of September 30, 2022.

New Term Loan Credit Facility

On March 4, 2022, ProFrac LLC, ProFrac II, LLC, as borrower (in such capacity, the “Term Loan Borrower”), and certain of the Term Loan Borrower’s wholly owned subsidiaries as obligors, entered into a senior secured term loan credit agreement (the “New Term Loan Credit Facility”), with Piper Sandler Finance LLC, as administrative agent and collateral agent, and the lenders party thereto, providing for a term loan facility in an aggregate amount of $300 million. On July 25, 2022, the New Term Loan Facility was amended to increase the size of the New Term Loan Facility by $150.0 million with an uncommitted option to obtain commitments for a potential additional $100.0 million of delayed draw loans before the earlier to occur of (i) the consummation of the Company’s acquisition of USWS (as defined herein) and (ii) March 31, 2023. The maturity date of the New Term Loan Facility remains the same at March 4, 2025. The Company used a portion of the proceeds from the increased New Term Loan Facility to fund the acquisitions of Monahans and USWS (see Note 14 – Acquisitions and investments and Note 19 – Subsequent events), and used the remainder of the proceeds to pay outstanding debt under the New ABL Credit Facility and/or for other general corporate purposes.

On August 25, 2022, the Term Loan Borrower requested $80 million of delayed draw loans under the New Term Loan Credit Facility, which was funded by certain existing lenders under the New Term Loan Credit Facility on September 1, 2022. After giving effect to the funding of this delayed draw loan and solely to the extent that the Term Loan Borrower is able to obtain corresponding commitments from the existing lenders and/or new lenders, the Term Loan Borrower may request an additional $20 million of delayed draw loans under the New Term Loan Credit Facility, subject to the terms and conditions thereof.

As of September 30, 2022, the Term Loan Borrower had approximately $525.7 million outstanding under the New Term Loan Credit Facility. The New Term Loan Credit Facility matures on March 4, 2025.

Borrowings under the New Term Loan Credit Facility accrue interest at a percentage per annum equal to (a) until October 1, 2022, (i) for SOFR Rate Loans, 8.50%, and (ii) for Base Rate Loans, 7.50% and (b) thereafter, based on a two-tier pricing grid tied to Total Net Leverage Ratio (as defined in the New Term Loan Credit Facility), and the Term Loan Borrower may elect for loans to be based on either Adjusted Term SOFR or Base Rate, plus the applicable margin. The interest rate on the New Term Loan Credit Facility for (a) SOFR Rate Loans are the applicable margin plus the fluctuating per annum rate equal to Adjusted Term SOFR (as defined in the New Term Loan Credit Facility), with a SOFR floor of 1.00% and (b) Base Rate Loans are the applicable margin plus the fluctuating per annum rate equal to the highest of (i) the federal funds rate plus 1/2 of 1%, (ii) the interest rate quoted in the print edition of The Wall Street Journal, Money Rates Section, as the prime rate in effect, (iii) Adjusted Term SOFR for a one-month interest period as determined on such day, plus 1.0% and (iv) 2.00%.

The applicable margin for (a) SOFR Rate Loans ranges from 7.25% to 8.00% and (b) Base Rate Loans ranges from 6.25% to 7.00%, depending on the Total Net Leverage Ratio (as defined in the New Term Loan Credit Facility) as of the first day of the then-current fiscal quarter. The interest rate was 11.1% as of September 30, 2022.

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

The Company was in compliance with all covenants, and there were no defaults or events of default related to the New Term Loan Credit Facility, as of September 30, 2022.

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

At September 30, 2022, there was $8.2 million principal amount of Flotek Convertible Notes outstanding, which were included in the Company’s consolidated financial statements at a carrying value of $12.7 million.

Other indebtedness

As of September 30, 2022 and December 31, 2021, the Company had other debt agreements outstanding with unpaid principal balances of $10.5 million and $1.7 million, respectively. At September 30, 2022, other indebtedness included various equipment financing agreements of $3.4 million. In October 2022, we repaid the remaining $3.4 million under these agreements. At September 30, 2022, other indebtedness also included a $4.8 million loan under the Paycheck Protection Program established under the Coronavirus Aid, Relief, and Economic Securities Act held by Flotek.

The following table summarizes the principal maturity schedule for our long-term debt outstanding as of September 30, 2022:

	2022	2023	2024	2025	2026	Thereafter	Total
First Financial loan	$3,789	$15,291	$—	$—	$—	$—	$19,080
New ABL Credit Facility	—	—	—	—	—	—	—
New Term Loan Credit Facility	6,571	26,286	26,286	466,583	—	—	525,726
Flotek Convertible Notes	—	12,739	—	—	—	—	12,739
Other.	4,506	3,038	1,907	543	79	386	10,459
Total	$14,866	$57,354	$28,193	$467,126	$79	$386	$568,004

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

During the first nine months of 2022, ProFrac LLC and its members completed the acquisition of FTSI, a C-Corporation. Through a series of transactions, ProFrac LLC obtained ownership of all of the assets and liabilities of FTSI, but the FTSI C-Corporation legal entity was owned by the ProFrac LLC members. In connection with the IPO, the FTSI C-Corporation legal entity merged with a subsidiary of ProFrac Corp., which inherited the tax attributes of the FTSI legal entity.

As of September 30, 2022, the Company had approximately $161.2 million of net deferred tax assets. The deferred tax assets are driven by the outside basis difference between tax and GAAP in the Company’s outside basis in ProFrac LLC (including $23.8 million subject to the Tax Receivable Agreement), generated by both the FTSI transaction and the IPO. We have recorded a valuation allowance on the Company’s net deferred tax assets based on our assessment that it is more likely than not that the deferred tax assets will not be realized, with the exception of certain deferred tax assets that are expected to be utilized in the 2022 tax year of approximately $4.1 million. This valuation allowance assessment is based on the cumulative losses incurred by the Company in recent years. A change in our assessment could cause a decrease to the valuation allowance, which could materially impact our results of operations.

The Company’s effective tax rate (“ETR”) from continuing operations is expected to be 5.0% for tax year 2022. After consideration of a 2.4% net state tax rate (inclusive of the Texas Margin tax), the majority of the remaining difference between the federal corporate income tax rate of 21% and our effective tax rate is related to the income that is earned within the financial statement consolidated group that is not subject to tax within the financial statement consolidated group. This is due to the Company not being subject to tax prior to IPO, as well as the amount of post-IPO income that is attributable to the Class B shareholders. As such, the Company’s income tax expense for the nine months ended September 30, 2022 is $13.0 million.

ProFrac LLC is obligated to make cash distributions to PFH Unit holders to fund their respective income tax liabilities relating to their share of the income of ProFrac LLC. At September 30, 2022, the Company recorded a liability for accrued distributions of $21.1 million to be made to redeemable noncontrolling interest holders to fund their estimated tax payments.

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

We account for amounts payable under the TRA when we determine that a liability is probable and the amount is reasonably estimable. At September 30, 2022, the liability from the TRA was $3.5 million.

10. Earnings per share

The numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for our Class A Common Stock are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Numerator:
Net income attributable to ProFrac Holding Corp.	$44,930	$—	$51,488	$—
Net income reallocated to dilutive Class A shares	85	—	72	—
Net income attributable to ProFrac Holding Corp. used for diluted earnings per Class A share	45,015	—	51,560	—
Denominator:
Weighted-average Class A shares used for basic EPS computation	41,239		40,846
Dilutive potential of employee restricted stock units	110		81
Weighted-average Class A shares used for diluted EPS computation	41,349		40,927
Basic and diluted EPS - Class A Common Stock	$1.09		$1.26

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

The derived service period for the award was determined based on the median vesting time for the simulations that achieved the vesting hurdle. Stock-based compensation expense associated with this award will be recognized over the earlier of (i) the derived service period and (ii) the date on which the market condition is satisfied. Stock-based compensation expense of $10.2 million and $15.3 million was recognized in the third quarter and first nine months of 2022, respectively. At September 30, 2022, there was $29.9 million of total unrecognized compensation cost related to this award, which is expected to be recognized over a weighted average period of 0.8 years.

2022 Equity and Incentive Compensation Plan

In May 2022, the Company adopted the ProFrac Holding Corp. 2022 Long Term Incentive Plan (“2022 Plan”) to attract and retain officers, employees, directors, and other key personnel and to provide those persons incentives and awards for performance. The 2022 Plan originally allocated 3,121 thousand shares of our Class A Common Stock in the form of incentive stock options, non-qualified stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, or other stock-based awards. As of September 30, 2022, up to approximately 2,543 thousand shares were available for future grants under the 2022 Plan.

On May 24, 2022, the Company issued 509 thousand RSUs, which had a grant date fair value of $9.1 million. The RSUs were valued at $17.90 per share, the market price of our Class A Common Stock on the date of grant. In August 2022, the Company issued 69 thousand RSUs, which had a grant date fair value of $1.2 million. The RSUs were valued at $17.85 per share, the market price of our Class A Common Stock on the date of grant. Awards granted vest from one to three years from the date of grant.

Stock-based compensation expense for the Company in the third quarter and first nine months of 2022 for these RSUs was $2.1 million and $3.0 million, respectively. The weighted-average grant-date fair value per share of RSUs granted was $17.89. The fair value of RSUs vested in the third quarter of 2022 was zero. At September 30, 2022, there was $7.4 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.0 years.

12. Leases

Effective January 1, 2022, we adopted the new lease accounting guidance under ASC Topic 842, Leases. The details of the significant changes to our accounting policies resulting from the adoption of the new lease standard are set out below. We adopted the standard using the current period adjustment approach; accordingly, the comparative information as of December 31, 2021, has not been adjusted and continues to be reported under the previous lease standard. Under the new standard, assets and liabilities that arise from all leases are required to be recognized on the balance sheet for lessees. Previously, only capital leases, which are now referred to as finance leases, were recorded on the balance sheet. The adoption of this standard resulted in the recognition of approximately $35.8 million of operating lease right-of-use assets and operating lease liabilities on our consolidated balance sheet as of January 1, 2022. The adoption of this standard did not materially impact our consolidated results of operations for the three and nine months ended September 30, 2022.

Beginning January 1, 2022, for all leases with a term in excess of 12 months, we recognized a lease liability equal to the present value of the lease payments and right-of-use asset representing our right to use the underlying asset for the lease term. For operating leases, lease expense for lease payments is recognized on a straight-line basis over the lease term and accretion of the lease liability, while finance leases include both an operating expense and an interest expense component. For all leases with a term of 12 months or less, we elected the practical expedient to not recognize lease assets and liabilities. We recognize lease expense for these short-term leases on a straight-line basis over the lease term.

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

The following table summarizes the components of our lease costs:

	Three Months Ended September 30,	Nine Months Ended September 30,
(In thousands)	2022	2022
Operating lease costs	$3,429	$9,030
Short-term lease costs	843	2,199
Total lease costs	$4,272	$11,229

The following table includes other supplemental information for our operating leases:

Nine Months Ended September 30,
(Dollars in thousands)	2022
Cash paid for amounts included in the measurement of our lease obligations	$8,691
Right-of-use assets obtained in exchange for lease obligations	$45,412
Right-of-use assets recognized upon adoption of the leasing standard	$35,817
Weighted-average remaining lease term	8.1 years
Weighted-average discount rate	5.0%

The following table summarizes the maturity of our operating leases as of September 30, 2022:

(In thousands)
Remainder of 2022	$3,667
2023	13,378
2024	12,642
2025	11,496
2026	11,537
2027	11,812
2028 and thereafter	38,465
Total lease payments	102,997
Less imputed interest	(20,285)
Total lease liabilities	$82,712

13. Related party transactions

In the normal course of business, the Company has entered into transactions with related parties where the Wilks (or entities they control) hold a controlling financial interest. During the three and nine months ended September 30, 2022 and 2021, the Company had related party transactions with the following related party entities:

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

The following table summarizes expenditures with related parties for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Automatize	$22,428	$25,228	$72,279	$56,496
FHE	4,025	—	11,302	—
Wilks Brothers	5,503	4,419	14,302	8,926
Related Lessors	1,821	1,604	6,469	4,719
Wilks Construction	9,327	—	22,716	—
Equify Financial	—	1,853	986	1,853
3 Twenty-Three	—	974	247	974
Carbo	863	160	941	513
Cisco Logistics	—	85	—	509
Interstate	—	24	20	56
Equify Risk	—	—	—	3
Other	29	29	149	81
Total	$43,996	$34,376	$129,411	$74,130

The following table summarizes related party accounts payable as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
(In thousands)	2022	2021
Automatize	$15,184	$11,198
Wilks Brothers	15,049	9,990
Wilks Construction	4,640	57
Cisco Logistics	1	—
Carbo	0	10
Related Lessors	37	1
Other	0	19
Total	$34,911	$21,275

The following table summarizes revenue from related parties for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Flying A	$1,273	$573	$3,193	$2,701
Carbo	31	395	784	574
Wilks Brothers	1	—	4	5
Interstate	4	2	4	113
Other	6	1	7	35
Total	$1,315	$971	$3,992	$3,428

The following table summarizes related party accounts receivable as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
(In thousands)	2022	2021
Flying A	$2,603	$2,412
Cisco Logistics	1,493	1,489
Carbo	96	591
Interstate	316	—
Other	2	23
Total	$4,510	$4,515

Additionally, in January and February of 2021, ProFrac LLC executed two agreements with one of ProFrac LLC’s members for the sale of certain lots of equipment, in exchange for $8.7 million in cash, an amount that approximates the net book value of the assets. Under these agreements, for any assets subsequently resold by the member, ProFrac LLC will reimburse the member for a certain percentage of the net loss, or conversely be entitled to a certain percentage of the net gain, at rates established in the agreements. As of September 30, 2022, substantially all of the assets have been sold by the member.

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

We have accounted for the acquisition of FTSI using the acquisition method of accounting. We used our best estimates and assumptions to assign fair value to the tangible and intangible assets expected to be acquired and liabilities expected to be assumed at the acquisition date. The majority of the measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and thus represent Level 3 inputs.

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

On February 16, 2022, we and Flotek agreed to amend the Flotek Supply Agreement to increase the term to ten years and increase the scope to 30 fleets. In exchange for our entry into the amendment to the Flotek Supply Agreement (the “Flotek Supply Agreement Amendment”), Flotek agreed to issue us $50 million in initial principal amount of Flotek Convertible Notes that will be convertible into Flotek common stock. The Flotek Supply Agreement Amendment and issuance to us of additional Flotek Convertible Notes were conditioned upon customary closing conditions including the approval of Flotek’s shareholders. In May 2022, the Flotek shareholders approved the Convertible Notes issuance and the Flotek Supply Agreement Amendment. Our equity ownership in Flotek on a fully diluted basis after the consummation of these transactions is approximately 43%, and we are permitted to designate two additional directors, or up to four directors to Flotek’s board of directors. Because of our power to appoint directors to the board of directors without a direct equity interest in Flotek, we determined that Flotek is a VIE. We further determined that the Company is the primary beneficiary of the VIE, primarily due to our ability to appoint four of seven directors to Flotek’s board of directors. As a result, subsequent to May 17, 2022, we have accounted for this transaction as a business combination using the acquisition method of accounting and Flotek’s financial statements have been included in our consolidated financial statements from May 17, 2022. As we had no direct equity interest in Flotek during 2022, we allocated 100% of Flotek’s loss to noncontrolling interests in our consolidated financial statements.

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

We used our best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The majority of the measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and thus represent Level 3 inputs. The fair value of the noncontrolling interest was based on the Flotek common stock price reported by the New York Stock Exchange at the date of the acquisition, which represented Level 1 inputs. No portion of the recorded goodwill is tax deductible.

For the nine month period ended September 30, 2022, our revenues and pretax earnings included $21.2 million and $21.1 million loss, respectively, associated with the Flotek acquired operations after May 17, 2022. The entire pretax loss was allocated to noncontrolling interests.

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

SP Silica of Monahans, LLC

On July 25, 2022, the Company acquired 100% of the issued and outstanding membership interests of each of SP Silica of Monahans, LLC and SP Silica Sales, LLC (collectively “Monahans”), the West Texas subsidiaries of Signal Peak Silica, for a purchase price of $97.7 million in cash. This purchase price is subject to a working capital adjustment that will be finalized in the fourth quarter of 2022.

We have accounted for the acquisition of Monahans using the acquisition method of accounting. We used our best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The majority of the measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and thus represent Level 3 inputs.

The following table summarizes the preliminary allocation of the purchase price:

(In thousands)
Assets acquired:
Cash and cash equivalents	$61
Accounts receivable	11,117
Prepaid expense and other assets	596
Inventories	3,148
Property, plant and equipment	103,665
Intangible assets	7,500
Goodwill	15,233
Other assets	8,916
Total assets acquired	150,236
Liabilities assumed:
Accounts payable	9,783
Accrued expenses	1,035
Deferred revenue	4,335
Current portion of debt	45
Other current liabilities	15,757
Long-term debt	25
Other non-current liabilities	21,596
Total liabilities assumed	52,576
Net assets acquired	$97,660

Throughout the third quarter of 2022, we integrated Monahans operations. As a result, we track all proppant production assets as one group and it would be impracticable to separately report Monahans revenues or pretax earnings subsequent to the acquisition date.

The allocation of the purchase price to Monahans net tangible assets and liabilities and identifiable intangible assets as of July 25, 2022, is preliminary and subject to revisions to the fair value calculations for the identifiable assets and liabilities. The determination and allocation of the purchase consideration are subject to change during the measurement period, up to one year from the date the acquisition closed.

The following unaudited pro forma results of operations have been prepared as though the FTSI, Flotek, and Monahans acquisitions had been completed on January 1, 2021. Pro forma amounts are based on the purchase price allocation of the significant acquisition and are not necessarily indicative of the results that may be reported in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Revenue	$705,900	$303,267	$1,763,830	$852,069
Net income (loss)	$144,895	$(40,763)	$195,268	$(136,403)

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

Subsequent to February 9, 2022, our investments in BPC provide the Company the ability to have significant influence, but not control over BPC’s operations. BPC's business and affairs are managed under the direction of its board of directors, which the Company does not control. Based on our evaluation, we determined that BPC is a VIE, but the Company is not the primary beneficiary of the VIE. We have elected the fair value option to account for our equity method investment in BPC. See Note 16 — Fair Value of Financial Interests for more information on our investments using Level 3 measurements. At September 30, 2022, the estimated fair value of these investments in BPC was $49.8 million.

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

The Munger Right Agreement includes a ‘Make Whole’ provision. Under the Make Whole provision, if any seller liquidates 100% of the shares of our Class A Common Stock they are issued prior to the one-year anniversary of the IPO and the value of the shares sold does not equal such seller’s share of the $30.0 million purchase price, then the Company will pay the difference between the amount of cash the seller would have received had they elected the cash option and the amount they ultimately received upon the sale of the Class A shares issued under the equity option. This Make Whole provision is accounted for as a written put option with a fair value of $5.0 million as of September 30, 2022 and is presented within Other Current Liabilities in our Balance Sheet. The acquired property was treated as an asset acquisition and not an acquisition of a business, and is presented within Property, plant, and equipment in our consolidated balance sheets.

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

15. Goodwill

The changes in the carrying amount of goodwill by reportable segment were as follows for the nine months ended September 30, 2022.

	Stimulation services	Manufacturing	Proppant production	Other	Total
Balances at December 31, 2021	$—	$—	$—	$—	$—
Acquisition of Flotek	—	—	—	82,340	82,340
Acquisition of Monahans	—	—	15,233	—	15,233
Balances at September 30, 2022	$—	$—	$15,233	$82,340	$97,573

16. Fair value of financial instruments

Assets and liabilities recorded on a recurring basis in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values.

The Company’s financial instruments and investments that are carried at fair value consist mainly of Level 3 assets. Level 3 assets that have been measured on a recurring basis during 2022 relate to the Company’s investments in (i) Convertible Notes of Flotek, designated as trading securities up to the acquisition date of Flotek and (ii) the equity method investment in BPC, for which we elected the fair value option, as described in Note 14 – Acquisitions and investments. The Company did not have any assets or liabilities measured at fair value using Level 2 of the fair value hierarchy at September 30, 2022. We had no Level 2 or Level 3 assets or liabilities as of December 31, 2021.

The estimated fair value of the BPC investment as of September 30, 2022 was determined using a combination of the market and income approaches.

The following table sets forth the fair value of the Company’s financial instruments within Level 3 of the fair value hierarchy.

(In thousands)	September 30, 2022
Level 3
BPC Investment	49,752
Total	$49,752

The following is a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from inception to September 30, 2022:

(In thousands)
Level 3
Fair value as of January 1, 2022	$—
Acquisition of Flotek Convertible Notes	20,000
Acquisition of investment in BPC	47,202
Transfer of cost method investment to Level 3 fair value measurement	4,244
Change in fair value of Level 3 fair value measurements	8,100
Fair value as of March 31, 2022	$79,546
Change in Flotek fair value up to acquisition date	2,120
Elimination of Flotek convertible notes at acquisition date	(30,220)
Change in BPC fair value	(1,694)
Fair value as of September 30, 2022	$49,752

The estimated fair value of the Flotek Convertible Notes prior to our consolidation of Flotek on May 17, 2022 was valued using a Monte Carlo simulation with inputs such as the market trading price of Flotek’s common stock, the expected volatility of the Flotek’s stock price based on historical trends, a risk-free rate of interest based on US Treasury note rates and the term of the debt, the time to liquidation based on the maturity date of the notes, and a discount rate adjusted based on the credit risk of Flotek.

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

Lonestar Prospects, Ltd. d/b/a Vista Sand v. ProFrac Services, LLC: ProFrac Services, LLC (“ProFrac Services”) entered into a Master Purchase Agreement For Products And/Or Services with Lonestar Prospects, Ltd. d/b/a Vista Sand (“Vista”), dated November 27, 2017 (the “Vista MSA”), as amended by the First Addendum to Vista MSA and the First Amendment to Vista MSA, both of which are dated June 10, 2018 (collectively, the “Vista Agreement”). Under the terms of the Vista Agreement, ProFrac Services agreed to purchase certain quantities of sand from Vista. Vista filed a complaint against ProFrac Services in the United States Bankruptcy Court for the Northern District of Texas on March 15, 2021, in which it alleges that ProFrac Services breached the terms of the Vista Agreement by failing to purchase the required amount of sand or pay for the underpurchased amounts as required by the Vista Agreement. Vista is seeking damages of approximately $8.3 million. Vista and ProFrac Services have entered into a mutually agreed upon Scheduling Order signed by the Court on February 12, 2022. Trial docket call for this matter is currently scheduled for December 5, 2022.

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

18. Segment information

Our business has three reportable segments: Stimulation services, Manufacturing and Proppant production. Each reportable segment represents a separate business unit that operated as a standalone company prior to the reorganization of the Company in December 2021. Following the reorganization, each reportable segment continues to have distinct management and prepares discrete financial information for the segment (consistent with when each operated as a standalone business). FTSI is part of our stimulation services segment and Monahans is part of our proppant production segment. Amounts in the other category reflect our business activities that are not separately reportable, which primarily included Flotek for the periods presented. Our chief operating decision makers review the discrete segment financial information, including Adjusted EBITDA as the measure of profitability, to evaluate the performance of our segments and make resource allocation decisions.

We account for intersegment transactions as if the transactions were with third parties, that is, at estimated current market prices. For the three and nine months ended September 30, 2022 and 2021, intersegment revenues for the manufacturing segment were 95% and 91% and 91% and 88%, respectively. For the three and nine months ended September 30, 2022 and 2021, intersegment revenues for the proppant production segment were 56% and 46% and 61% and 40%, respectively.

The performance of our segments is evaluated primarily on Adjusted EBITDA. We define Adjusted EBITDA as our net income (loss), before (i) interest expense, net, (ii) income tax provision, (iii) depreciation, depletion and amortization, (iv) loss on disposal of assets, and (v) stock-based compensation, and (vi) other unusual or non-recurring charges, such as costs related to our initial public offering, non-recurring supply commitment charges, certain bad debt expense, loss on extinguishment of debt and gain on investments.

Segment information, and a reconciliation of Adjusted EBITDA, for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Revenues
Stimulation services	$668,578	$190,723	$1,581,289	$502,932
Manufacturing	48,742	19,861	115,602	50,741
Proppant production	24,642	6,399	54,581	19,769
Other	46,872	—	62,231	—
Total segments	788,834	216,983	1,813,703	573,442
Eliminations	(92,104)	(21,052)	(182,149)	(53,106)
Total	$696,730	$195,931	$1,631,554	$520,336
Adjusted EBITDA
Stimulation services	$249,557	$31,599	$519,214	$75,027
Manufacturing	8,416	502	27,798	3,181
Proppant production	9,198	2,417	29,657	8,069
Other	(11,072)	—	(18,526)	—
Adjusted EBITDA for reportable segments	256,099	34,518	558,143	86,277
Interest expense, net	(16,261)	(6,896)	(38,984)	(19,118)
Depreciation, depletion and amortization	(68,758)	(35,241)	(177,038)	(105,606)
Income tax benefit (provision)	(8,157)	(170)	(13,021)	138
Loss on disposal of assets, net	(667)	(3,397)	(2,656)	(7,472)
Loss on extinguishment of debt	(242)	—	(17,337)	—
Litigation accrual	—	—	(4,000)	—
Stock compensation expense	(2,719)	—	(4,174)	—
Stock compensation expense related to deemed contributions	(10,207)	—	(49,056)	—
Bad debt expense, net of recoveries	—	(2,562)	(5)	(2,562)
Loss on foreign currency transactions	80	(116)	126	(116)
Reorganization costs	—	(211)	(55)	(211)
Acquisition related expenses	(5,806)	—	(22,888)	—
Unrealized gain on investments, net	—	—	8,526	—
Net income (loss)	$143,362	$(14,075)	$237,581	$(48,670)

Segment information as of September 30, 2022 and December 31, 2021 is as follows:

(In thousands)	September 30, 2022	December 31, 2021
Total assets
Stimulation services	$1,663,989	$510,579
Manufacturing	140,396	77,968
Proppant production	298,138	100,294
Other	196,946	—
Total segment assets	2,299,469	688,841
Eliminations	(320,185)	(24,271)
Total	$1,979,284	$664,570

19. Subsequent events

Acquisition of U.S. Well Services, Inc.

On November 1, 2022, the Company acquired U.S. Well Services, Inc. (NASDAQ: USWS) (“USWS”) in a stock-for-stock merger transaction pursuant to the Agreement and Plan of Merger (the “USWS Merger Agreement”), dated as of June 21, 2022, by and among the Company, USWS and Thunderclap Merger Sub I, Inc., a Delaware corporation and an indirect subsidiary of the Company (“Merger Sub”). Pursuant to the terms and conditions of the USWS Merger Agreement, on November 1, 2022, Merger Sub merged with and into USWS, with USWS surviving the merger as the surviving corporation and an indirect subsidiary of the Company. At the effective time of the merger, each share of USWS Class A Common Stock was converted automatically into the right to receive 0.3366 shares of the Company’s Class A Common Stock. As a result of this transaction, the Company issued an aggregate of approximately 12.9 million shares of its Class A Common Stock to holders of USWS Class A Common Stock, USWS Series A Preferred Stock, USWS Equity Linked Convertible Notes (as such terms are defined in the USWS Merger Agreement), and USWS equity awards. The equity issued, based on the Company’s Class A Common Stock 10-day VWAP as of October 31, 2022, was approximately $270 million. In addition, the Company used cash to retire approximately $170 million of USWS debt, leaving approximately $35 million of various forms of equipment related financing outstanding.

Pursuant to the terms of the USWS Merger Agreement, the Company assumed the obligations of USWS under certain of its public and private warrants, including those that traded on NASDAQ. These warrants now represent the right to receive, upon valid exercise thereof, shares of the Company’s Class A Common Stock in an amount equal to the product of (i) the number of shares of USWS Class A Common Stock subject to such warrant immediately prior to the effective time of the merger and (ii) 0.3366. The assumed public warrants are traded on NASDAQ under the symbol “ACDCW.” In addition, pursuant to a warrant purchase agreement entered into concurrently with the execution of the USWS Merger Agreement, the Company purchased all of the outstanding February Term C Loan Warrants and March Term C Loan Warrants (as such terms are defined in the USWS Merger Agreement) of USWS from their holders for total aggregate consideration of approximately $2.6 million, which warrants were automatically canceled and ceased to exist as of the effective time of the merger.

In connection with the Company’s acquisition of USWS, the ABL Borrower borrowed approximately $164 million under the Amended ABL Credit Facility (as defined herein). See below for additional discussion regarding the Amended ABL Credit Facility.

Dan Wilks and Farris Wilks, together with certain of their affiliates, (collectively, the “Wilks Parties”) collectively hold a controlling interest in the Company. Certain Wilks Parties also owned certain securities of USWS. Upon the consummation of the merger, the Wilks Parties received approximately 4.1 million shares of ProFrac Class A Common Stock as merger consideration.

The accounting for this acquisition is in process and will be completed in the fourth quarter.

Amendment to New Term Loan Credit Facility.

On November 1, 2022, the Company entered into a second amendment to the New Term Loan Credit Facility (as amended, the “Amended New Term Loan Credit Facility”), pursuant to which the Agent and the Required Lenders have agreed to: (a) consent to (i) the Amended ABL Credit Facility; (ii) certain existing debt of U.S. Well Services Holdings, LLC (successor by conversion to USWS), a Delaware limited liability company (“U.S. Well LLC”), and each of its subsidiaries (collectively, the “U.S. Well Entities”), remaining outstanding (the “U.S. Well Debt”) following the Company’s acquisition of USWS; (iii) the corresponding liens on the assets of the U.S. Well Entities securing such U.S. Well Debt (the “U.S. Well Liens”) remaining outstanding following the acquisition; and (iv) any restrictions existing under the agreements evidencing the U.S. Well Debt, which would otherwise be prohibited under the Amended Term Loan Credit Facility and (b) waive any defaults and/or events of default arising as a result of the defaults and/or events of default existing under the agreements evidencing the U.S. Wells Debt, including without limitation, as a result of the consummation of the First Amendment Acquisition (as defined in the Amended Term Loan Credit Facility) with respect to the U.S. Well Entities, subject to the terms and conditions set forth in the Amended Term Loan Agreement. Immediately following consummation of the Company’s acquisition of USWS, the U.S. Well Debt was repaid in full and the U.S. Well Liens were all released.

Amendment to New ABL Credit Facility.

On November 1, 2022, the Company entered into a second amendment to the New ABL Credit Facility (as amended, the “Amended ABL Credit Facility”), pursuant to which the Agent and the Lenders have agreed to: (a) consent to U.S. Well LLC and its subsidiaries becoming Restricted Subsidiaries (as defined in the Amended Term Loan Credit Facility) of ProFrac LLC immediately prior the payment in full of certain U.S. Well Debt and the termination and release of certain U.S. Well Liens and agree that the existence of such debt or liens any restrictions in the applicable documents will not trigger a default or event of default under the Amended ABL Credit Facility and (b) waive any defaults and/or events of default under the ABL Credit Facility and the other applicable loan documents solely relating to or arising from (i) U.S. Well and its subsidiaries becoming Restricted Subsidiaries of ProFrac LLC immediately prior the payment in full of the certain of the U.S. Well Debt and the termination and release of certain U.S. Well Liens and (ii) any defaults and/or events of default existing under the applicable documents which govern the U.S. Well Debt, including without limitation, as a result of the consummation of the Merger, subject to the terms and conditions set forth in the Amended ABL Credit Facility.

Under the Amended ABL Credit Facility, (i) the aggregate Maximum Revolver Amount (as defined in the Amended ABL Credit Facility) was increased from $200.0 million to $280.0 million as of the Second Amendment Effective Date (as defined in the Amended ABL Credit Facility) and (ii) the Borrower is entitled to request up to $120.0 million of additional Revolving Credit Commitment Increases (as defined in the Amended ABL Credit Facility) after the Second Amendment Effective Date subject to certain terms and conditions provided that, as of the Second Amendment Effective Date, such additional Revolving Credit Commitment Increases are uncommitted.

In connection with the Company’s acquisition of USWS, the ABL Borrower borrowed approximately $164 million under the Amended Credit Facility. Immediately prior to this draw down, there were no amounts outstanding under the Amended ABL Credit Facility.

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

On February 16, 2022, we and Flotek agreed to amend the Flotek Supply Agreement to increase the term to ten years and increase the scope to 30 fleets. In exchange for our entry into the amendment to the Flotek Supply Agreement (the “Flotek Supply Agreement Amendment”), Flotek agreed to issue us $50 million in initial principal amount of Flotek Convertible Notes that will be convertible into Flotek common stock. The Flotek Supply Agreement Amendment and issuance to us of additional Flotek Convertible Notes were conditioned upon customary closing conditions including the approval of Flotek’s shareholders. In May 2022, the Flotek shareholders approved the Convertible Notes issuance and the Flotek Supply Agreement Amendment. Our equity ownership in Flotek on a fully diluted basis after the consummation of these transactions is approximately 43%, and we are permitted to designate two additional directors, or up to four directors to Flotek’s board of directors. Because of our power to appoint directors to the board of directors without a direct equity interest in Flotek, we determined that Flotek is a variable interest entity (“VIE”). We further determined that the Company is the primary beneficiary of the VIE, primarily due to our ability to appoint four of seven directors to Flotek’s board of directors. As a result, subsequent to May 17, 2022, we have accounted for this transaction as a business combination using the acquisition method of accounting and Flotek’s financial statements have been included in our consolidated financial statements from May 17, 2022. As we had no direct equity interest in Flotek during the three and six months ended September 30, 2022, we allocated 100% of Flotek’s loss to noncontrolling interests in our consolidated financial statements. See Note 14 – Acquisitions and investments in the notes to our consolidated financial statements for additional discussion related to the acquisition of Flotek.

Acquisition of SP Silica of Monahans, LLC

On July 25, 2022, the Company acquired 100% of the issued and outstanding membership interests of each of SP Silica of Monahans, LLC and SP Silica Sales, LLC (collectively “Monahans”), the West Texas subsidiaries of Signal Peak Silica, for a purchase price of $97.7 million in cash. This purchase price is subject to a working capital adjustment that will be finalized in the fourth quarter of 2022.

Acquisition of U.S. Well Services, Inc.

On November 1, 2022, the Company acquired U.S. Well Services, Inc. (NASDAQ: USWS) (“USWS”) in a stock-for-stock merger transaction pursuant to the Agreement and Plan of Merger (the “USWS Merger Agreement”), dated as of June 21, 2022, by and among the Company, USWS and Thunderclap Merger Sub I, Inc, a Delaware corporation and an indirect subsidiary of the Company (“Merger Sub”). Pursuant to the terms and conditions of the USWS Merger Agreement, on November 1, 2022, Merger Sub merged with and into USWS, with USWS surviving the merger as the surviving corporation and an indirect subsidiary of the Company. At the effective time of the merger, each share of USWS Class A Common Stock was converted automatically into the right to receive 0.3366 shares of our Class A Common Stock. As a result of this transaction, we issued an aggregate of approximately 12.9 million shares of our Class A Common Stock to holders of USWS Class A Common Stock, USWS Series A Preferred Stock, USWS Equity Linked Convertible Notes (as such terms are defined in the USWS Merger Agreement), and USWS equity awards. The equity issued, based on our Class A Common Stock 10-day VWAP as of October 31, 2022, was approximately $270 million. In addition, the Company used cash to retire approximately $170 million of USWS debt, leaving approximately $35 million of various forms of equipment related financing outstanding. Further, in connection with our acquisition of USWS, we borrowed approximately $164 million under the Amended ABL Credit Facility. See Note 19 – Subsequent events in the notes to our consolidated financial statements for additional discussion related to the acquisition of USWS and the Amended ABL Credit Facility, respectively.

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

Our operations are focused on the leading unconventional regions in the United States, where we have cultivated deep and longstanding customer relationships with some of those regions’ most active E&P companies. We operate in three business segments: stimulation services, manufacturing and proppant production. We believe we are one of the largest providers of hydraulic fracturing services in North America, with installed capacity of 34 conventional fleets, of which, as of September 30, 2022, 31 were active.

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

While commodity prices have returned to and exceeded pre-pandemic levels, the pandemic led to supply chain disruptions worldwide. Tariffs, access to employees, increased shipping rates and raw material shortages are impacting markets. Our supply chain is either vertically integrated or predominantly U.S. based, reducing our exposure to global disruptions and allowing us to continue to maintain attractive margins. As our operations are predominantly U.S. based, we have no direct exposure to Russia and Ukraine. We have realized indirect impacts that may have occurred as a result of the crisis, such as increases in the costs of certain raw materials and components we purchase for use in our manufacturing processes. However, given the inflationary climate in the United States and globally, we are unable to determine the extent to which such increased commodity prices are the result of the crisis in Ukraine or a result of other factors. Despite these increases, we have experienced improved results of operations due to increased utilization of our fleets and increased prices for our products and services which have permitted us to maintain and increase our margins notwithstanding such cost increases.

The oil and gas industry is currently undergoing significant realignment of operating practices with a focus on reducing impacts to the environment. Many E&P companies are implementing carbon tracking and reduction initiatives and are expecting oilfield service providers to deliver products and services that utilize the most advanced and environmentally friendly technologies. We believe that companies in the pressure pumping industry with the most technologically advanced fleets and lowest carbon footprint will likely see significant growth in market share at the expense of companies with less advanced equipment. We have embraced tangible initiatives that help to protect the environment and improve our environment and communities making it part of our organizational culture since early in the life of the company. We have and intend to continue to invest in a number of industry leading advanced technologies that reduce carbon emissions while increasing profitability. We are currently upgrading approximately ten engines per month from Tier II to Tier IV DGB and expect the pace of upgrades to increase in 2023. In November 2022 we fully deployed our first electric fleet and expect to have 12 electric fleets deployed by early 2023. We believe that these initiatives and commitment to lower emissions will help us lead the energy transition of the frac industry towards cleaner and sustainable business.

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

Manufacturing.    We primarily generate revenue through sales of highly engineered, tight tolerance machined, assembled, and factory tested products such as high horsepower pumps, valves, piping, swivels, large-bore manifold systems, seats, and fluid ends. As of September 30, 2022, we operate facilities in Cisco, Aledo and Fort Worth, Texas, including an ISO 9001 2015 certified OEM manufacturing facility, in which we manufacture and refurbish many of the components used by our fleets, including pumps, fluid ends, power ends, flow iron and other consumables and an engine and transmission rebuild facility that is licensed to provide warranty repairs on our transmissions. Additionally, we provide iron inspection, iron recertification, pump refurbishment, fluid end refurbishment, pump function testing, paint, scrap, and lube system change services. We charge our customers for equipment based on a per-order basis, in which we set pricing terms after receiving full specifications for the requested equipment. We charge our customers for our services based on the parts and labor incurred. For the three and nine months ended September 30, 2022 and 2021, intersegment revenues for the manufacturing segment were 95% and 91%, and 91% and 88%, respectively.

Proppant production.    We generate revenue by providing proppant to oilfield service providers and E&P companies. We own and operate the Kermit sand mine in west Texas and recently purchased and are in the process of developing the West Munger sand mine near Lamesa, Texas, and we charge our customers on a per ton of proppant basis at current market prices. We do not have long-term contractual arrangements with our customers with fixed pricing. For the three and nine months ended September 30, 2022 and 2021, intersegment revenues for the proppant production segment were 56% and 46%, and 61% and 40%, respectively.

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

We view Adjusted EBITDA as an important indicator of performance. We define Adjusted EBITDA as our net income (loss), before (i) interest expense, net, (ii) income tax provision, (iii) depreciation, depletion and amortization, (iv) loss on disposal of assets, (v) stock-based compensation, and (vi) other unusual or non-recurring charges, such as costs related to our initial public offering, non-recurring supply commitment charges, certain bad debt expense, loss on extinguishment of debt and gain on investments.

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

Factors affecting the comparability of our financial results

Our future results of operations may not be comparable to our historical results of operations for the reasons described below:

Recent Acquisitions

We have grown recently through strategic acquisitions and investments, including through our recently completed acquisitions of USWS, Monahans, FTSI, West Munger and our consolidation of Flotek. These acquisitions are not reflected in our historical results of operations and our future results will differ as a result.

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

Income taxes

ProFrac Holding Corp. is a corporation and will be subject to U.S. federal, state and local income taxes. Although the ProFrac Predecessor entities are subject to franchise tax in the State of Texas, they have historically been treated as pass-through entities for U.S. federal and other state and local income tax purposes and as such were not subject to U.S. federal income taxes or other state or local income taxes. Rather, the tax liability with respect to the taxable income of the ProFrac Predecessor entities was passed through to their owners. Accordingly, prior to the March 2022 acquisition of FTSI, a corporation subject to U.S. federal and state income tax, the financial data attributable to ProFrac Predecessor contains no provision for U.S. federal income taxes or income taxes in any state or locality (other than franchise tax in the State of Texas). Subsequent to the acquisition of FTSI in March 2022, the financial data of the ProFrac Predecessor does contain both U.S. federal and state income taxes. We estimate that we will be subject to U.S. federal and state taxes at a blended statutory rate of approximately 23% of pre-tax earnings. Additionally, with the acquisition of EKU, the Company is subject to certain foreign taxes, which were immaterial for the three and nine months ended September 30, 2022.

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

.Results of operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021

Revenues—Stimulation services	$668,578	$190,723	$1,581,289	$502,932
Revenues—Manufacturing	48,742	19,861	115,602	50,741
Revenues—Proppant production	24,642	6,399	54,581	19,769
Other	46,872	—	62,231	—
Eliminations	(92,104)	(21,052)	(182,149)	(53,106)
Total revenues	696,730	195,931	1,631,554	520,336
Cost of revenues, exclusive of depreciation, depletion, and amortization—
Stimulation services	381,685	145,501	970,801	391,302
Manufacturing	36,571	16,525	78,048	41,091
Proppant production	13,199	3,189	26,742	9,890
Other	48,263	—	67,371	—
Eliminations	(91,650)	(21,052)	(181,695)	(53,106)
Total cost of revenues, exclusive of depreciation, depletion, and amortization	388,068	144,163	961,267	389,177
Depreciation, depletion and amortization	68,758	35,241	177,038	105,606
Loss on disposal of assets, net	667	3,397	2,656	7,472
Selling, general and administrative	70,287	20,047	191,962	47,919
Interest expense, net	16,261	6,896	38,984	19,118
Loss on extinguishment of debt	242	—	17,337	—
Other expense (income)	928	92	(8,292)	(148)
Income tax (benefit) provision	8,157	170	13,021	(138)
Net income (loss)	$143,362	$(14,075)	$237,581	$(48,670)
Less: net (income) loss attributable to ProFrac Predecessor	—	14,033	$(79,867)	$48,509
Less: net loss attributable to noncontrolling interests	11,751	42	$20,039	$161
Less: net income attributable to redeemable noncontrolling interests	(110,183)	—	(126,265)	—
Net income attributable to ProFrac Holding Corp	$44,930	$—	$51,488	$—
Other data:
Adjusted EBITDA—Stimulation services	$249,557	$31,599	$519,214	$75,027
Adjusted EBITDA—Manufacturing	$8,416	$502	$27,798	$3,181
Adjusted EBITDA—Proppant production	$9,198	$2,417	$29,657	$8,069
Adjusted EBITDA—Other	$(11,072)	$—	$(18,526)	$—
Adjusted EBITDA (1)	$256,099	$34,518	$558,143	$86,277
Active fleets (2)	31	15	28	15
Baker Hughes Domestic Average Rig Count—Onshore (3)	692	452	643	407
Average oil price (per barrel) (4)	$93.18	$70.62	$98.79	$64.83
Average natural gas price (per thousand cubic feet) (5)	$8.30	$4.53	$6.97	$3.76

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

Three and nine months ended September 30, 2022 compared to three and nine months ended September 30, 2021

Revenues

Revenues—Stimulation services.    Stimulation services revenues for the third quarter and first nine months of 2022 increased $477.9 million, or 251%, and $1,078.4 million, or 214%, respectively from the same periods in 2021. The increase was primarily attributable to an increase in customer activity for our stimulation services, and an increase in active fleets, pumping hours and pricing. Additionally, FTSI contributed revenue to this segment from the acquisition date.

Revenues—Manufacturing.    Manufacturing revenues for the third quarter and first nine months of 2022 increased $28.9 million, or 145%, and $64.9 million, or 128%, respectively from the same periods in 2021.The increase was primarily attributable to an increase in demand for our products due to increased activity levels from customers for manufactured components utilized in the oilfield service industry.

Revenues—Proppant production.    Proppant production revenues for the third quarter and first nine months of 2022 increased $18.2 million, or 285%, and $34.8 million, or 176%, respectively from the same periods in 2021. The increase was primarily attributable to an increase in proppant production and pricing resulting from increased proppant demand primarily in the Permian basin. Additionally, Monahans contributed revenue to this segment from the acquisition date.

Revenues—Other.    Other revenues for the third quarter and first nine months of 2022 were $46.9 million and $62.2 million, respectively, compared to zero in the same periods in 2021. The increase was attributable to the consolidation of Flotek.

Total revenues.     Total revenues for the third quarter and first nine months of 2022 increased $500.8 million and $1,111.2 million, respectively, from the same periods in 2021. The increase was primarily attributable to an increase in customer activity for our stimulation services, and an increase in active fleets, pumping hours and pricing. Additionally, FTSI contributed from the acquisition date.

Operating costs and expenses

Cost of revenues, exclusive of depreciation, depletion, and amortization—Stimulation services.     Stimulation services for the third quarter and first nine months of 2022 increased $236.2 million, or 162%, and $579.5 million, or 148%, respectively from the same periods in 2021. The increase was primarily due to an increase in activity levels, as discussed in Revenue above, and additional input cost inflation. Additionally, FTSI contributed cost to this segment from the acquisition date.

Cost of revenues, exclusive of depreciation, depletion, and amortization—Manufacturing.     Manufacturing for the third quarter and first nine months of 2022 increased $20.0 million, or 121%, and $37.0 million, or 90%, respectively from the same periods in 2021. The increase was primarily attributable to an increase in demand for our products as well as an increase in the cost of raw materials.

Cost of revenues, exclusive of depreciation, depletion, and amortization—Proppant production.     Proppant production for the third quarter and first nine months of 2022 increased $10.0 million, or 314%, and $16.8 million, or 170%, respectively from the same periods in 2021. The increase was primarily attributable to a litigation charge of $4.0 million and an increase in proppant production and increased cost of production. Additionally, Monahans contributed cost to this segment from the acquisition date.
Cost of revenues, exclusive of depreciation, depletion, and amortization—Other.     Other for the third quarter and first nine months of 2022 was $48.3 million and $67.4 million, respectively, compared to zero in the same periods in 2021. The increase was attributable to the consolidation of Flotek.

Depreciation, depletion, and amortization.    Depreciation, depletion, and amortization for the third quarter and first nine months of 2022 increased $33.5 million and $71.4 million, respectively from the same periods in 2021, The increase was primarily due to increased capital expenditure in the first nine months of 2022 and the depreciation related to the assets acquired from FTSI acquisition.

Gain or Loss on disposal of assets, net.    For the third quarter and first nine months of 2022 we recorded a net loss on disposal of assets of $0.7 million and $2.7 million, respectively, compared with a net loss on disposal of assets of $3.4 million and $7.5 million, respectively, for the same periods in 2021.

Selling, general and administrative.    Selling, general and administrative expenses for the third quarter and first nine months of 2022 increased $50.2 million, or 251%, and $144.0 million, or 301%, respectively from the same periods in 2021. The increase was primarily due to a stock-based compensation charge of $40.3 million primarily related to certain deemed contributions in the second quarter of 2022 and stock-based compensation expense of $12.9 million in the third quarter of 2022. The increase was also due to higher headcount and personnel costs, higher incentive compensation, increased non-labor costs associated with the increased activity levels, and acquisition related expenses. See Note 11 – Stock-based compensation in the notes to our consolidated financial statements for additional discussion related to the stock-based compensation charge.

Interest expense, net.    Interest expense, net for the third quarter and first nine months of 2022 increased $9.4 million and $19.9 million, respectively, from the same periods in 2021. The increase in interest expense, net was attributable to various debt transactions, which increased our debt balances, and higher average interest rates. See Note 7 – Indebtedness in the notes to our consolidated financial statements for additional discussion related to our debt.

Loss on extinguishment of debt.    In the third quarter and first nine months of 2022 we recognized a loss on extinguishment of debt of $0.2 million and $17.3 million respectively. As a result of the debt refinancing transactions in the first quarter of 2022 and debt repayments in the second quarter of 2022, we recognized a loss on extinguishment of debt of $8.8 million and $17.1 million for the second quarter and first six months of 2022, respectively.

Other income.     For the third quarter and first nine months of 2022 we recognized noncash loss of $0.9 million and income of $8.3 million, respectively, primarily related to the change in fair value of the Convertible Notes related to our investment in BPC and Flotek.

Income tax benefit (provision).    Income tax expense for the third quarter and first nine months of 2022 was $8.2 million and $13.0 million, respectively, compared to an income tax expense of $0.2 and income tax benefit of $0.1 million for the same periods in 2021. The increase in the 2022 tax provision is due to the ProFrac Predecessor being partially owned by ProFrac Corp, a taxable entity, subsequent to the IPO.

Segment results

The performance of our segments is evaluated primarily on Segment Adjusted EBITDA. For a reconciliation of Segment Adjusted EBITDA to net income or loss, see Note 18 – Segment Information, in the notes to our consolidated financial statements in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.

Adjusted EBITDA—Stimulation services.    Adjusted EBITDA—Stimulation services for the third quarter and first nine months of 2022 increased $218.0 million and $444.2 million, respectively, from the same periods in 2021. The increase was primarily attributable to an increase in average active fleets and increased pricing for our services, partially offset by costs associated with the FTSI acquisition of $13.0 million.

Adjusted EBITDA—Manufacturing.    Adjusted EBITDA—Manufacturing for the third quarter and first nine months of 2022 increased $7.9 million and $24.6 million, respectively, from the same periods in 2021. The increase was primarily due to increased volume for our products used by our oil field services customers.

Adjusted EBITDA—Proppant production.    Adjusted EBITDA—Proppant production for the third quarter and first nine months of 2022 increased $6.8 million and $21.6 million, respectively, from the same periods in 2021. The increase was primarily attributable to an increase in proppant production and pricing resulting from increased proppant demand in the Permian basin. Additionally, Monahans contributed to this segment from the acquisition date.

Adjusted EBITDA—Other.    Adjusted EBITDA—Other for the third quarter and first nine months of 2022 decreased $11.1 million and $$18.5 million, respectively, from the same periods in 2021. The decrease was due to Flotek results.

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

Due to our determination that Flotek is a VIE of which the Company is the primary beneficiary, Flotek’s financial statements have been included in our consolidated financial statements from May 17, 2022.  However, we do not have the ability to access or use Flotek’s cash or liquidity in our operations and, accordingly, have excluded Flotek’s cash and other sources of liquidity from the following discussion of our liquidity and capital resources. See Note 14 – Acquisitions and investments in the notes to our consolidated financial statements for additional discussion related to the acquisition of Flotek.

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

Our 2022 Capital Budget

Our 2022 capital expenditure budget is estimated to be in a range between $330 million and $350 million, excluding the impact of acquisitions, due to increased activity levels and costs. The increase to our capital budget primarily represents an acceleration of a number of growth-related initiatives to improve our pumping hours and our profit generating potential. We continued accelerating our engine upgrade program as the year progressed converting more Tier 2 engines to Tier 4 DGB engines and expect the full year cost for this initiative to be approximately $50 million. We expect the construction of our three electric fleets to cost approximately $75 million and the construction of our Lamesa sand plant to cost approximately $45 million.  We are also investing approximately $30 million in reducing the number of fleets waiting for maintenance and establishing a robust swing program to allow for equipment to be returned to service quicker and ensure our equipment continues to pump more hours per month.

We continually evaluate our capital expenditures and the amount that we ultimately spend will depend on a number of factors, including customer demand for new fleets and expected industry activity levels. We believe we will be able to fund our 2022 capital program from cash flows from operations.

Financing of Potential Acquisitions

Our growth strategy includes potential acquisitions and other strategic transactions, and from time to time we enter into non-binding letters of intent to make investments or acquisitions. These letters of intent may provide for purchase consideration including cash, notes payable by us, equity of ProFrac, or some combination, the use of which could impact our liquidity needs. These potential transactions are subject to the completion of satisfactory due diligence, the negotiation and resolution of significant business and legal issues, the negotiation, documentation and completion of mutually satisfactory definitive agreements among the parties, the consent of our lenders, our ability to finance any cash payment at closing, and approval of the ProFrac Board. We cannot guarantee that any such potential transaction would be completed on acceptable terms, if at all.

Working Capital

Our working capital was $290.9 million and $5.0 million as of September 30, 2022, and December 31, 2021, respectively. The $285.9 million increase in working capital was primarily due to higher activity levels in the first nine months of 2022.

Cash and Cash Flows

The following table sets forth the historical cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(In thousands)	2022	2021

Net cash provided by operating activities	$256,663	$37,690
Net cash used in investing activities	(629,758)	(55,528)
Net cash provided by financing activities	434,461	31,253
Net increase in cash, cash equivalents, and restricted cash	$61,366	$13,415

Operating activities

Net cash provided by operating activities was $256.7 million and $37.7 million for the nine months ended September 30, 2022 and 2021, respectively. The increase was primarily due to higher activity levels and profitability, offset by working capital increases in the first nine months of 2022.

Investing activities

Net cash used in investing activities was $629.8 million and $55.5 million for the nine months ended September 30, 2022 and 2021, respectively. The increase was primarily due to $279.0 million of cash paid for the FTSI acquisition, $97.7 million cash paid for the Monahans acquisition, our $46.0 million investment in BPC, and higher capital expenditures of $168.9 million related to dual fuel engine upgrades, ESC installations, and our electric frac fleet build program. These uses of cash were partially offset by cash proceeds from the FTSI Sale Leaseback of real property.

Financing activities

Net cash provided by financing activities was $434.5 million and $31.3 million for the nine months ended September 30, 2022, and 2021, respectively. The increase in cash provided by financing activities was due to proceeds from the issuance of long-term debt associated with refinancing transactions related to the FTSI acquisition, proceeds from upsizing the New ABL Credit Facility (as described below), and proceeds from our IPO. These proceeds were offset by payments against our various debt instruments.

Credit facilities and other financing arrangements

New ABL Credit Facility

On March 4, 2022, ProFrac LLC, ProFrac II LLC, as borrower (in such capacity, the “ABL Borrower”), and certain of the ABL Borrower’s wholly owned subsidiaries as obligors, entered into a senior secured asset-based revolving credit agreement (as amended, the “New ABL Credit Facility”), with a group of lenders with JPMorgan Chase Bank N.A., as administrative agent and collateral agent. The New ABL Credit Facility initially provided for an asset-based revolving credit facility with a borrowing base and lender commitments of $100.0 million. On April 8, 2022, the New ABL Credit Facility was amended to increase the borrowing base and lender commitments to $200.0 million. The New ABL Credit Facility has a borrowing base composed of certain eligible accounts receivable and eligible inventory less customary reserves, as redetermined monthly. As of September 30, 2022, the maximum availability under the New ABL Credit Facility was the aggregate lender commitments of $200.0 million with no borrowings outstanding and $10.5 million of letters of credit outstanding, resulting in approximately $189.5 million of remaining availability. The New ABL Credit Facility matures on the earlier of (i) March 4, 2027 and (ii) 91 days prior to the stated maturity of any material indebtedness (other than the First Financial Loan).

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

The New ABL Credit Facility bears an unused line fee ranging from 0.250% to 0.375%, depending on the average daily availability over the last three months payable quarterly in arrears. The New ABL Credit Facility also bears customary letter of credit fees. The interest rate was 7.00% as of September 30, 2022.

The New ABL Credit Facility is subject to customary mandatory prepayments, including a mandatory prepayment if the aggregate unpaid principal balance of revolving loans, agent advances, swingline borrowings, unreimbursed drawings under letters of credit and the undrawn amount of outstanding letters of credit exceeds at any time the lesser of (x) the then applicable borrowing base and (y) the then total effective commitments under the New ABL Credit Facility, in an amount equal to such excess. After the occurrence and during the continuance of a Cash Dominion Period (defined in the New ABL Credit Facility as (a) any period commencing upon the date that availability shall have been less than the greater of (i) 12.5% of the Maximum Credit (which is the lesser of the maximum revolver amount in effect at such time and the borrowing base at such time) and (ii) $13.3 million for a period of five consecutive business days and continuing until the date on which availability shall have been at least the greater of (y) 12.5% of the Maximum Credit and (z) $13.3 million for 20 consecutive calendar days or (b) any period commencing on the occurrence of certain specified events of default, and continuing during the period that such specified event of default shall be continuing).

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

We are required by the New ABL Credit Facility to maintain minimum liquidity of $6.7 million at all times. Additionally, when availability is less than the greater of (i) 12.5% of the maximum credit (which is the lesser of the maximum revolver amount in effect at such time and the borrowing base at such time) and (ii) $13.3 million and continuing until such time as availability has been in excess of such threshold for a period of 20 consecutive calendar days, we are required by the New ABL Credit Facility to maintain a springing Fixed Charge Coverage Ratio (as defined in the New ABL Credit Facility) of at least 1.0 to 1.0, which is tested quarterly during such period. The Company was in compliance with all covenants, and there were no existing defaults or events of default related to the New ABL Credit Facility as of September 30, 2022.

On November 1, 2022, the New ABL Credit Facility was amended to (i) increase the aggregate Maximum Revolver Amount from $200.0 million to $280.0 million and (ii) increase the Incremental Facility to $120.0 million and thereby increase the potential size of the New ABL Credit Facility from $280.0 million to $400.0 million, subject to the satisfaction of certain conditions. See Note 19 – Subsequent events in the notes to our condensed consolidated financial statements for additional discussion. On November 1, 2022, we borrowed approximately $164 million under the Amended ABL Credit Facility in connection with our acquisition on USWS.

New Term Loan Credit Facility

On March 4, 2022, ProFrac LLC, ProFrac II LLC, as borrower (in such capacity, the “Term Loan Borrower”), and certain of the Term Loan Borrower’s wholly owned subsidiaries as obligors, entered into a senior secured term loan credit agreement (the “New Term Loan Credit Facility”), with Piper Sandler Finance LLC, as administrative agent and collateral agent (the “Term Loan Agent”), and the lenders party thereto, providing for a term loan facility in an aggregate amount of $300 million. On July 25, 2022, the New Term Loan Facility was amended to increase the size of the New Term Loan Facility by $150.0 million with an uncommitted option to obtain commitments for a potential additional $100.0 million of delayed draw loans before the earlier to occur of (i) the consummation of the Merger and (ii) March 31, 2023. The maturity date of the New Term Loan Facility remains the same at March 4, 2025.The Company used a portion of the proceeds from the increased New Term Loan Facility to fund the acquisition of Monahans and anticipates using the remainder of the proceeds and operating cash to facilitate the Merger, pay outstanding debt under the New ABL Credit Facility and/or for other general corporate purposes. As of September 30, 2022, the Term Loan Borrower had approximately $525.7 million outstanding under the New Term Loan Credit Facility. The New Term Loan Credit Facility matures on March 4, 2025.

Borrowings under the New Term Loan Credit Facility accrue interest at a percentage per annum equal to (a) until October 1, 2022, (i) for SOFR Rate Loans, 8.50%, and (ii) for Base Rate Loans, 7.50% and (b) thereafter, based on a two-tier pricing grid tied to Total Net Leverage Ratio (as defined in the New Term Loan Credit Facility), and the Term Loan Borrower may elect for loans to be based on either Adjusted Term SOFR or Base Rate, plus the applicable margin. The interest rate on the New Term Loan Credit Facility for (a) SOFR Rate Loans are the applicable margin plus the fluctuating per annum rate equal to Adjusted Term SOFR (as defined in the New Term Loan Credit Facility), with a SOFR floor of 1.00% and (b) Base Rate Loans are the applicable margin plus the fluctuating per annum rate equal to the highest of (i) the federal funds rate plus 1/2 of 1%, (ii) the interest rate quoted in the print edition of The Wall Street Journal, Money Rates Section, as the prime rate in effect, (iii) Adjusted Term SOFR for a one-month interest period as determined on such day, plus 1.0% and (iv) 2.00%.

The applicable margin for (a) SOFR Rate Loans ranges from 7.25% to 8.00% and (b) Base Rate Loans ranges from 6.25% to 7.00%, depending on the Total Net Leverage Ratio (as defined in the New Term Loan Credit Facility) as of the first day of the then-current fiscal quarter. The interest rate was 11.10% as of September 30, 2022.

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

The New Term Loan Credit Facility contains customary events of default. If an event of default occurs and is continuing, the lenders may declare all loans to be immediately due and payable. Some events of default require an automatic termination of the loans and become immediately due and payable. We were in compliance with all covenants, and there were no defaults or events of default related to the New Term Loan Credit Facility, as of September 30, 2022.

On August 25, 2022, the Term Loan Borrower requested $80 million of delayed draw loans under the New Term Loan Credit Facility, which was funded by certain existing lenders under the New Term Loan Credit Facility on September 1, 2022. After giving effect to the funding of this delayed draw loan and solely to the extent that the Term Loan Borrower is able to obtain corresponding commitments from the existing lenders and/or new lenders, the Term Loan Borrower may request an additional $20 million of delayed draw loans under the New Term Loan Credit Facility, subject to the terms and conditions thereof.

On November 1, 2022, the New Term Loan Credit Facility was amended in connection with the Company’s acquisition of USWS. See Note 19 – Subsequent events in the notes our consolidated financial statements for additional discussion.

First Financial Loan

On December 22, 2021, ProFrac II LLC entered into a $30.0 million loan agreement with First Financial Bank, N.A. with a stated maturity date of January 1, 2024 (the “First Financial Loan”). The First Financial Loan bears interest at a variable rate based on the Prime rate published by the Wall Street Journal, floating daily. As of September 30, 2022, ProFrac II LLC had $19.1 million outstanding under the First Financial Loan.

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

In June 2022, the Closing Date Note was fully paid with net proceeds from the IPO.

Contractual obligations

The following table summarizes the principal maturity schedule for our long-term debt outstanding as of September 30, 2022:

	2022	2023	2024	2025	2026	Thereafter	Total
First Financial loan	$3,789	$15,291	$—	$—	$—	$—	$19,080
New ABL Credit Facility	—	—	—	—	—	—	—
New Term Loan Credit Facility	6,571	26,286	26,286	466,583	—	—	525,726
Flotek Convertible Notes	—	12,739	—	—	—	—	12,739
Other	4,506	3,038	1,907	543	79	386	10,459
Total	$14,866	$57,354	$28,193	$467,126	$79	$386	$568,004

Capital expenditures

During the nine months ended September 30, 2022 and 2021, our capital expenditures were $239.5 million and $70.6 million, respectively. We currently expect our capital expenditures to increase in 2022 and 2023, which are expected to be funded with cash flows from operations. The primary drivers of the increase are building electric-powered hydraulic fracturing fleets, continued engine upgrades as part of our ESG initiatives, and deployment costs associated with reactivating hydraulic fracturing fleets.

Off-Balance sheet arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of September 30, 2022 and December 31, 2021, the off-balance sheet arrangements and transactions that we have entered into include undrawn letters of credit. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

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

Interest rate risk

We are subject to interest rate risk on our variable rate debt from our New Term Loan Credit Facility and our New ABL Credit Facility. The Company also has fixed rate debt but does not currently utilize derivative instruments to manage the economic effect of changes in interest rates. The impact of a 1% increase in interest rates on our outstanding debt as of September 30, 2022 would have resulted in an annual increase in interest expense of approximately $5.3 million.

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

Our management, with the participation of our Executive Chairman and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under the Exchange Act, as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Executive Chairman and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors.

This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors disclosed under the heading “Risk Factors” in the IPO Prospectus. Except for the risk factors noted below, there have been no material changes to the risk factors disclosed under the heading “Risk Factors” in the IPO Prospectus, the factors described under the heading “Risk Factors” in our prospectus, dated August 8, 2022, filed with the SEC pursuant to Rule 424(b) under the Securities Act on August 8, 2022, in connection with the resale of our Class A common stock by the selling shareholders named therein, the factors described under the heading “Risk Factors” in our quarterly report on Form 10-Q for the quarter ended June 30, 2022, and the factors described under the heading “Risk Factors” in our proxy statement/information statement/prospectus in the registration statement on Form S-4 filed with the SEC on August 30, 2022, as amended by Amendment No. 1 to such registration statement filed with the SEC on September 22, 2022, relating to our acquisition of USWS.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Initial Public Offering

On May 12, 2022, our Registration Statement on Form S-1, as amended (File No. 333-261255), was declared effective in connection with the IPO, pursuant to which we issued and sold an aggregate of 18,228,153 shares of our Class A Common Stock including the partial exercise of the underwriters’ over-allotment option to purchase additional shares, at a price to the public of $18.00 per share. J.P. Morgan Securities LLC, Piper Sandler & Co. and Morgan Stanley & Co. LLC acted as representatives of the underwriters. The IPO closed on May 17, 2022. The IPO and exercise of the over-allotment option generated combined net proceeds of approximately $301.7 million, after deducting underwriting discounts and commissions of $15.2 million and offering expenses of $9.0 million. With the exception of $4.5 million to be paid to Wilks Brothers for IPO support services and activities including legal, tax, technology and accounting support, no payments for any offering expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates

The Company used $72.9 million of the net proceeds from the IPO to redeem the membership ownership interests from the then-existing owners of THRC FTSI Related Equity (as described in Note 14 – Acquisitions and investments in the notes to our consolidated financial statements) and contributed the remaining proceeds to ProFrac LLC. The Company used the remaining proceeds to (i) to pay down $143.8 million of the outstanding borrowings under the New Term Loan Credit Facility, (ii) to fully pay the $22.0 million of the outstanding borrowings of the Backstop Note (iii) pay down $22.0 million of the outstanding borrowings of the Closing Date Note and (iv) pay down $20.8 million of the outstanding borrowings of the Equify Bridge Note. The Company used the balance of the remaining proceeds for general corporate uses and additional repayment of debt.

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

2.1^

Agreement and Plan of Merger, dated as of June 21, 2022, by and among U.S. Well Services, Inc., ProFrac Holding Corp. and Thunderclap Merger Sub I, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2022).

4.1	Amended and Restated Placement Agent Warrants of ProFrac Holding Corp (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2022).
4.2	Amended and Restated RDO Warrants of ProFrac Holding Corp. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2022).
10.1

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

10.2

First Amendment to Credit Agreement, dated as of July 25, 2022, by and among ProFrac Holdings II, LLC, ProFrac Holdings, LLC, the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as the agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2022).

10.3†

Second Amendment to Term Loan Credit Agreement, dated as of November 1, 2022, by and among ProFrac Holdings II, LLC, ProFrac Holdings, LLC, the guarantors party thereto, the lenders party thereto, and Piper Sandler Finance LLC, as the agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2022).

10.4†

Second Amendment to Credit Agreement, dated as of November 1, 2022, by and among ProFrac Holdings II, LLC, ProFrac Holdings, LLC, the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as the agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2022).

10.5

Amended and Restated Series A Warrant Agreement, dated November 1, 2022, between ProFrac Holding Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2022).

10.6

Amended and Restated SPAC Warrant Agreement, dated November 1, 2022, between ProFrac Holding Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2022).

10.7

Amendment No. 1 to Amended and Restated Series A Warrant Agreement, dated November 1, 2022, between ProFrac Holding Corp., Continental Stock Transfer & Trust Company and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2022).

10.8

Amendment No. 1 to Amended and Restated SPAC Warrant Agreement, dated November 1, 2022, between ProFrac Holding Corp., Continental Stock Transfer & Trust Company and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2022).

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
†

Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The registrant agrees to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ProFrac Holding Corp.

Date: November 14, 2022	By:	/s/ Matthew D. Wilks
Matthew D. Wilks
Executive Chairman (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Lance Turner
Lance Turner
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)