Form 10-Q
period 2023-03-31
ProFrac Holding Corp.
filed 2023-05-12
CIK 1881487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☑No

As of May 8, 2023, the registrant had 158,996,801 shares of Class A common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include those that express a belief, expectation or intention, as well as those that are not statements of historical fact. Forward-looking statements include information regarding our future plans and goals, as well as our expectations with respect to:

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
•
Competition and government regulations; and
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

The forward-looking statements in this Quarterly Report speak only as of the date of this Quarterly Report, or such other date as specified herein. We disclaim any obligation to update these statements unless required by law, and we caution you not to place undue reliance on them. Forward-looking statements are not assurances of future performance and involve risks and uncertainties. We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties include, but are not limited to, the following:

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
•
the effects of future litigation.

Our forward-looking statements speak only as of the date they were made and, except as required by law, we undertake no obligation to update, amend or clarify any forward-looking statements because of new information, future events or other factors. All of our forward-looking information involves risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of the risk factors identified in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 (the "Annual Report").

PART I

ITEM 1. FINANCIAL STATEMENTS

ProFrac Holding Corp.

Condensed Consolidated Balance Sheets

(in millions, except per share amounts)

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$69.9	$35.1
Accounts receivable:
Trade customers, net	593.1	535.5
Related party	4.4	2.1
Inventories	283.1	249.5
Prepaid expenses and other current assets	43.1	43.2
Total current assets	993.6	865.4
Property, plant, and equipment, net	1,909.9	1,396.4
Operating lease right-of-use assets, net	109.4	112.9
Goodwill	327.7	240.5
Intangible assets, net	200.0	203.1
Investments	53.0	58.6
Deferred tax assets	0.4	0.4
Other assets	46.3	56.3
Total assets	$3,640.3	$2,933.6

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable:
Trade creditors	$515.0	$339.4
Related party	40.1	24.0
Accrued expenses	130.2	115.4
Current portion of long-term debt	139.4	127.6
Current portion of operating lease liabilities	37.0	36.0
Other current liabilities	73.4	25.7
Total current liabilities	935.1	668.1
Long-term debt	1,047.6	735.0
Long-term debt—related party	61.1	62.8
Operating lease liabilities	76.7	81.0
Other liabilities	64.1	36.0
Total liabilities	2,184.6	1,582.9

Commitments and contingencies (Note 7)

Redeemable noncontrolling interest	1,254.9	2,462.9

Stockholders' equity (deficit):
Preferred stock, $0.01 par value, 50.0 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.01 par value, 600.0 shares authorized, 54.6 and 53.9 shares issued and outstanding, respectively	0.5	0.5
Class B common stock, $0.01 par value, 400.0 shares authorized, 104.2 and 104.2 shares issued and outstanding, respectively	1.0	1.0
Additional paid-in capital	4.8	—
Retained earnings (accumulated deficit)	113.5	(1,185.9)
Accumulated other comprehensive income	0.1	—
Total stockholders' equity (deficit) attributable to ProFrac Holding Corp.	119.9	(1,184.4)
Noncontrolling interests	80.9	72.2
Total stockholders' equity (deficit)	200.8	(1,112.2)
Total liabilities, redeemable noncontrolling interest, and stockholders' equity (deficit)	$3,640.3	$2,933.6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProFrac Holding Corp.

Condensed Consolidated Statements of Operations

(in millions, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues	$851.7	$345.0

Operating costs and expenses:
Cost of revenues, exclusive of depreciation, depletion and amortization	541.7	236.5
Selling, general, and administrative	76.3	21.0
Depreciation, depletion and amortization	110.3	44.6
Acquisition and integration costs	12.3	13.0
Other operating expense (income), net	4.4	(0.1)
Total operating costs and expenses	745.0	315.0

Operating income	106.7	30.0

Other (expense) income:
Interest expense, net	(34.9)	(9.3)
Gain (loss) on extinguishment of debt	4.1	(8.3)
Other (expense) income, net	(9.4)	8.2
Income before income taxes	66.5	20.6
Income tax expense	(6.7)	(0.6)
Net income	59.8	20.0
Less: net income attributable to ProFrac Predecessor	—	(19.6)
Less: net loss (income) attributable to noncontrolling interests	4.2	(0.4)
Less: net income attributable to redeemable noncontrolling interests	(42.0)	—
Net income attributable to ProFrac Holding Corp.	$22.0	$—

Earnings per Class A common share (basic and diluted)	$0.40

Weighted average Class A common shares outstanding:
Basic	54.5
Diluted	54.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProFrac Holding Corp.

Condensed Consolidated Statement of Comprehensive Income

(in millions)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$59.8	$20.0
Foreign currency translation adjustments	0.3	(0.1)
Comprehensive income	60.1	19.9
Less: comprehensive income attributable to ProFrac Predecessor	—	(19.5)
Less: comprehensive loss (income) attributable to noncontrolling interest	4.1	(0.4)
Less: comprehensive income attributable to redeemable noncontrolling interest	(42.1)	—
Comprehensive income attributable to ProFrac Holding Corp.	$22.1	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProFrac Holding Corp.

Condensed Consolidated Statements of Changes in Equity

(in millions)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated Deficit) Retained	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders' (Deficit)
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Interests	Equity
Balance, December 31, 2022	53.9	$0.5	104.2	$1.0	$—	$(1,185.9)	$—	$72.2	$(1,112.2)
Class A shares issued to acquire Producers	0.4	—	—	—	6.2	—	—	—	6.2
Class A shares issued to acquire Performance Proppants	0.3	—	—	—	3.4	—	—	—	3.4
Net income	—	—	—	—	—	22.0	—	(4.2)	17.8
Stock-based compensation	—	—	—	—	0.9	—	—	0.1	1.0
Stock-based compensation related to deemed contribution	—	—	—	—	3.5	—	—	—	3.5
Conversion of Flotek notes to Flotek common stock	—	—	—	—	—	—	—	12.7	12.7
Foreign currency translation adjustments	—	—	—	—	—	—	0.1	0.1	0.2
Adjustment of redeemable noncontrolling interest to redemption amount	—	—	—	—	(9.2)	1,277.4	—	—	1,268.2
Balance, March 31, 2023	54.6	$0.5	104.2	$1.0	$4.8	$113.5	$0.1	$80.9	$200.8

	Members'	Accumulated Other Comprehensive	Noncontrolling	Total Members'
	Equity	Income	Interests	Equity
Balance, December 31, 2021	$147.0	$0.1	$1.0	$148.1
Net income	19.6	—	0.4	20.0
Member contributions	5.0	—	—	5.0
Deemed distribution	(3.7)	—	—	(3.7)
THRC Holdings related equity	72.9	—	—	72.9
Foreign currency translation	—	(0.1)	—	(0.1)
Balance, March 31, 2022	$240.8	$—	$1.4	$242.2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProFrac Holding Corp.

Condensed Consolidated Statements of Cash Flows

(in millions)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$59.8	$20.0
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	110.3	44.6
Amortization of acquired contract liabilities	(8.1)	—
Stock-based compensation	13.1	—
Loss (gain) on disposal of assets, net	1.5	(0.2)
Non-cash (gain) loss on extinguishment of debt	(4.1)	4.3
Amortization of debt issuance costs	6.1	1.4
Acquisition earnout adjustment	(3.0)	—
Unrealized loss (gain) on investments, net	9.7	(8.1)
Other non-cash items, net	0.1	—
Changes in operating assets and liabilities:
Accounts receivable	(41.9)	(46.8)
Inventories	(24.7)	(19.0)
Prepaid expenses and other assets	(1.8)	(9.9)
Accounts payable	136.5	29.8
Accrued expenses	(3.1)	22.5
Deferred revenues and other liabilities	(16.9)	5.1
Net cash provided by operating activities	233.5	43.7

Cash flows from investing activities:
Acquisitions, net of cash acquired	(443.6)	(279.0)
Investment in property, plant & equipment	(83.2)	(41.5)
Proceeds from sale of assets	1.0	45.6
Investment in unconsolidated affiliate	—	(45.9)
Initial investment in Flotek	—	(10.0)
Other investments	—	(3.9)
Net cash used in investing activities	(525.8)	(334.7)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	320.0	560.3
Repayments of long-term debt	(18.2)	(227.8)
Borrowings from revolving credit agreements	406.7	97.9
Repayments to revolving credit agreements	(363.0)	(96.2)
Payment of debt issuance costs	(18.4)	(22.9)
Member contribution	—	5.0
Net cash provided by financing activities	327.1	316.3

Net increase in cash, cash equivalents, and restricted cash	34.8	25.3
Cash, cash equivalents, and restricted cash beginning of period	37.9	5.4
Cash, cash equivalents, and restricted cash end of period	$72.7	$30.7

Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$54.2	$25.4
Operating lease liabilities incurred from obtaining right-of-use assets	6.1	45.0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in millions, except per share amounts, or where otherwise noted)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

ProFrac Holding Corp. ("ProFrac Corp.") is a vertically integrated and innovation-driven energy services company providing hydraulic fracturing, completion services and other complementary products and services to leading upstream oil and natural gas companies engaged in the exploration and production (“E&P”) of North American unconventional oil and natural gas resources. We operate in three business segments: stimulation services, manufacturing, and proppant production.

Basis of Presentation

On May 17, 2022, ProFrac Corp. completed its initial public offering and corporate reorganization and became the managing member of ProFrac Holdings, LLC ("ProFrac LLC"). The unaudited condensed consolidated financial statements presented herein prior to May 17, 2022 consist of the accounts of ProFrac LLC and its subsidiaries (the "Predecessors"). The unaudited condensed consolidated financial statements presented herein subsequent to May 17, 2022 include the accounts of ProFrac Corp. and those of its subsidiaries that are wholly-owned, controlled by it or a variable interest entity ("VIE") where it is the primary beneficiary. In these notes to the unaudited condensed consolidated financial statements, ProFrac Corp. and ProFrac LLC together are referred to as "we," "our" or "us."

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. We believe that the presentations and disclosures herein are adequate to make the information not misleading. The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) for a fair statement of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in Item 8 "Financial Statements and Supplementary Data" of our Annual Report.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Restricted Cash

Cash, cash equivalents and restricted cash are recorded in our unaudited condensed consolidated balance sheet as follows:

	March 31, 2023	March 31, 2022
Cash and cash equivalents	$69.9	$28.6
Restricted cash included in prepaid expenses and other current assets	2.8	2.1
Total cash, cash equivalents and restricted cash	$72.7	$30.7

Redeemable Noncontrolling Interests

Activity related to the value of our redeemable noncontrolling interests is as follows:

Balance as of December 31, 2022	$2,462.9
Class A shares issued to acquire Producers	6.7
Class A shares issued to acquire Performance Proppants	2.8
Net income	42.0
Stock-based compensation	1.9
Stock-based compensation related to deemed contribution	6.7
Foreign currency translation adjustments	0.1
Adjustment of redeemable noncontrolling interest to redemption amount (1)	(1,268.2)
Balance as of March 31, 2023	$1,254.9

(1)
Based on 104.2 million shares of Class B common stock outstanding and the 10-day VWAP of Class A common stock of $12.04 at March 31, 2023.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

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

New Accounting Standards to be Adopted

No new accounting pronouncements issued or effective during the three month period ended March 31, 2023 have had or are expected to have a material impact on our unaudited condensed consolidated financial statements.

NOTE 2. ACQUISITIONS

On January 3, 2023, we acquired 100% of the issued and outstanding membership interest of Producers Service Holdings LLC (“Producers”), an employee-owned pressure pumping services provider serving Appalachia and the Mid-Continent, for a total purchase consideration of $36.5 million, consisting of (i) Class A common stock valued at $12.9 million based on the acquisition date closing price of $21.40; (ii) cash consideration of $1.4 million; (iii) an estimated amount payable of $8.3 million related to our preliminary calculation of working capital adjustments; and (iv) our pre-existing investment of $13.9 million. Throughout the first quarter of 2023, we integrated Producers' operations. As a result, we track all stimulation services assets as one group and it would be impracticable to separately report Producers' revenues or pretax earnings subsequent to the acquisition.

On February 24, 2023, we acquired 100% of the issued and outstanding membership interests in (i) Performance Proppants, LLC, (ii) Red River Land Holdings, LLC, (iii) Performance Royalty, LLC, (iv) Performance Proppants International, LLC, and (v) Sunny Point Aggregates, LLC (together, “Performance Proppants”) for a total purchase consideration of $464.8 million, consisting of (i) Class A common stock valued at $6.2 million based on the acquisition date closing price of $19.67; (ii) cash consideration of $454.4 million; and (iii) the settlement of a pre-existing receivable of $4.2 million. Performance Proppants is a frac sand provider in the Haynesville basin. We recognized revenues of $22.7 million and a pretax income of $7.4 million related to the Performance Proppants acquisition during the three months ended March 31, 2023.

We accounted for these acquisitions as business combinations. The following table reflects pro forma revenues and net income for the three months ended March 31, 2023 and 2022 as if our 2022 and 2023 acquisitions had taken place on January 1, 2022. These unaudited pro forma amounts are not necessarily indicative of results that would have actually been obtained during the periods presented or that may be obtained in the future.

	Three Months Ended March 31,
(unaudited)	2023	2022
Revenues	$882.3	$554.8
Net income (loss)	$67.5	$(53.9)

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

The following table represents our preliminary allocation of total purchase consideration of Producers and Performance Proppants to the identifiable assets acquired and liabilities assumed based on the fair values on their acquisition dates:

	Producers	Performance Proppants	Total
Cash and cash equivalents	$0.3	$2.0	$2.3
Accounts receivable	7.5	14.8	22.3
Prepaid expenses and other assets	1.1	0.6	1.7
Inventories	2.8	7.5	10.3
Property, plant and equipment	29.5	476.9	506.4
Intangible assets	—	5.6	5.6
Total identifiable assets acquired	41.2	507.4	548.6
Accounts payable	10.9	16.7	27.6
Accrued expenses	0.7	2.8	3.5
Current portion of long-term debt	0.2	1.8	2.0
Other current liabilities	—	53.8	53.8
Non-current portion of debt	0.1	0.9	1.0
Other non-current liabilities	—	42.3	42.3
Total liabilities assumed	11.9	118.3	130.2
Goodwill	7.2	75.7	82.9
Total purchase consideration	$36.5	$464.8	$501.3

We used the cost approach to value the acquired property, plant and equipment. This approach adjusted estimates of replacement cost for the age, condition and utility of the associated assets. In addition, the market approach valuation technique was used for assets that had comparable market data available. Included in Performance Proppants property, plant and equipment valuation is mineral reserves valued at $248.3 million using the income approach, which is predicated upon the value of the future cash flows that an asset will generate over its economic life. The intangible assets related to the Performance Proppants acquisition represent customer relationships and the fair value was determined using the with-and-without method which is an income approach and considers the time needed to rebuild the customer base.

The amounts allocated to goodwill are attributable to the organized workforce and potential or expected synergies. The goodwill for Producers and Performance Proppants was recognized in the stimulation services and proppant production segments, respectively. We estimate that substantially all of the goodwill will be deductible for income tax purposes.

The amounts included in the table above are preliminary with respect to accruals and working capital adjustments and include the use of estimates based on information that was available at the time these unaudited condensed consolidated financial statements were prepared. We believe that the estimates used are reasonable; however, the estimates are subject to change as additional information becomes available.

NOTE 3. INVENTORIES

Inventory is comprised of the following:

	March 31, 2023	December 31, 2022
Raw materials and supplies	$93.2	$78.7
Work in process	10.2	9.7
Finished products and parts	179.7	161.1
Total	$283.1	$249.5

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

NOTE 4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net is comprised of the following:

	March 31, 2023	December 31, 2022
Machinery and equipment	$1,944.4	$1,671.7
Mining property and mine development	420.4	172.1
Buildings and leasehold improvements	68.7	62.0
Land	60.2	44.3
Office equipment, software and other	9.2	7.3
Construction-in-progress	221.9	156.1
Total	2,724.8	2,113.5
Less: accumulated depreciation, depletion and amortization	(814.9)	(717.1)
Property, plant, and equipment, net	$1,909.9	$1,396.4

NOTE 5. ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	March 31, 2023	December 31, 2022
Employee compensation and benefits	$37.7	$41.0
Sales, use, and property taxes	21.7	20.1
Insurance	6.9	7.4
Interest	19.3	17.5
Income taxes	7.2	0.7
Tax receivable agreement	3.3	3.3
Other	34.1	25.4
Total accrued expenses	$130.2	$115.4

NOTE 6. LONG-TERM DEBT

Long-term debt is comprised of the following:

	March 31, 2023	December 31, 2022
Third party:
Term loan	$828.7	$519.2
ABL credit facility	278.0	234.3
Monarch note	87.5	87.5
First Financial loan	12.9	16.6
Flotek convertible notes	—	12.7
Other	23.0	26.3
Related party:
REV Note	39.0	39.0
Equify note	22.1	23.8
Total principal amount	1,291.2	959.4
Less: unamortized debt discounts, premiums, and issuance costs	(43.1)	(34.0)
Less: current portion of long-term debt	(139.4)	(127.6)
Total long-term debt	$1,108.7	$797.8

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

Term Loan Facility

During the three months ended March 31, 2023, we amended the term loan facility to, among other things, increase the size of the term loan facility, and we borrowed $320.0 million under the facility to help fund our acquisition of Performance Proppants and for general corporate purposes.

The term loan facility requires minimum quarterly payments as well as payments based on a percentage of 25% to 50% of excess cash flow (as defined in the term loan facility). The applicable percentage of excess cash flow depends on our leverage ratio as of the last day of the applicable fiscal quarter. During the three months ended March 31, 2023, we repaid $10.5 million of borrowings outstanding under our term loan facility as a minimum quarterly payment.

ABL Credit Facility

In February 2023, we amended the ABL credit facility to, among other things, increase the maximum availability to $400.0 million.

As of March 31, 2023, the maximum availability under the ABL credit facility was the aggregate lender commitments of $400.0 million with $278.0 million of borrowings outstanding and $10.5 million of letters of credit outstanding, resulting in approximately $111.5 million of remaining availability.

Flotek Convertible Notes

In February 2023, Flotek's convertible notes matured and all $12.7 million principal amount were converted to shares of Flotek common stock, which is classified as "Noncontrolling interests" in our unaudited condensed consolidated balance sheets.

Debt Compliance

Both the term loan facility and the ABL credit facility contain certain customary representations and warranties and affirmative and negative covenants. As of March 31, 2023, we were in compliance with these covenants.

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

U.S. Well Services Inc. and U.S. Well Services, LLC (collectively, “USWS”) v. Halliburton Company and Cimarex Energy Co. (collectively, “Halliburton”)

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

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

In May 2022, Halliburton filed an amended answer to this patent infringement suit counterclaiming for declaratory judgment of invalidity of USWS’ patents asserted against Halliburton in this matter and willful infringement of seven of Halliburton’s U.S. patents based on USWS’ clean fleets and conventional fleets. In June 2022, USWS filed inter partes review petitions against four of Halliburton’s patents. In December 2022, the PTAB denied institution of inter partes review against these four patents.

The outcome of Halliburton’s counterclaim against us is uncertain and the ultimate resolution of it could have a material adverse effect on our unaudited condensed consolidated financial statements in the period in which the resolution is recorded.

Halliburton Energy Services, Inc., Halliburton US Technologies, Inc., and Halliburton Group Technologies, Inc. (collectively, “Halliburton”) v. U.S. Well Services, LLC (“USWS”)

In September 2022, Halliburton filed two patent infringement suits against USWS in United States District Court for the Western District of Texas Waco Division. In the first lawsuit, Halliburton alleges willful infringement of three of its previously asserted patents as well as five additional U.S. patents. In the second lawsuit, Halliburton alleges willful infringement of two of its previously asserted patents as well as five additional U.S. patents. Both lawsuits allege infringement based on all of USWS and ProFrac LLC's fleets. The two lawsuits are scheduled together and set for trial in May 2024.

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

The outcomes of these cases are uncertain and the ultimate resolution of them could have a material adverse effect on our unaudited condensed consolidated financial statements in the period in which the resolution is recorded.

Patterson v. FTS International Manufacturing, LLC and FTS International Services, LLC (collectively, “FTS”)

On June 24, 2015, Joshua Patterson filed a lawsuit in the 115th Judicial District Court of Upshur County, Texas, alleging, among other things, that FTS was negligent with respect to an automobile accident in 2013. Mr. Patterson sought monetary relief of more than $1.0 million. On July 19, 2018, a jury returned a verdict of approximately $100.0 million, including punitive damages, against FTS. The trial court reduced the judgment to approximately $33.0 million on November 12, 2018. FTS's insurance carriers appealed and the Twelfth Court of Appeals reversed the verdict in its entirety on August 26, 2020, remanding the case for a new trial. This litigation was settled in the three months ended March 31, 2023. We had previously met our insurance deductible for this matter and the settlement of this case had no effect on our unaudited condensed consolidated financial statements.

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

Tax Receivable Agreement

In connection with our initial public offering, ProFrac Corp. entered into a tax receivable agreement (the “TRA”) with certain holders of limited liability company interests in ProFrac LLC (the “TRA Holders”). The TRA generally provides for payment by ProFrac Corp. to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that ProFrac Corp. actually realizes (or is deemed to realize in certain circumstances) as a result of (i) certain increases in tax basis that occur as a result of ProFrac Corp.'s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s ProFrac LLC units in connection with the initial public offering or the exercise of the Redemption Right (as defined in the TRA) or the Call Right (as defined in the TRA), and (ii) imputed interest deemed to be paid by ProFrac Corp. as a result of, and additional tax basis arising from, any payments ProFrac Corp. makes under the TRA.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

Payments will generally be made under the TRA as ProFrac Corp. realizes actual cash tax savings from the tax benefits covered by the TRA. However, if ProFrac Corp. experiences a Change of Control (as defined in the TRA) or the TRA otherwise terminates early, ProFrac Corp.'s obligations under the TRA would accelerate and ProFrac Corp. would be required to make an immediate payment equal to the present value of the anticipated future payments to be made by it under the TRA. For example, if a Change in Control or other early termination event had occurred on March 31, 2023, we estimate the payment could have ranged up to more than $270 million. There can be no assurance that we will be able to satisfy our obligations under the TRA.

We account for amounts payable under the TRA when we determine that a liability is probable and the amount is reasonably estimable. As of March 31, 2023, the liability from the TRA was $3.3 million.

NOTE 8. VARIABLE INTEREST ENTITY

As a result of our investment in and contractual relationship with Flotek Industries, Inc. ("Flotek"), Flotek meets the definition of a VIE and we are the primary beneficiary. Accordingly, we have consolidated the operating results, assets and liabilities of Flotek.

As of March 31, 2023 and December 31, 2022, $74.6 million and $79.2 million, respectively, of Flotek's assets and $62.4 million and $72.0 million, respectively, of Flotek's liabilities are included in our unaudited condensed consolidated balance sheets. These amounts are exclusive of goodwill and are after intercompany eliminations. The assets of Flotek can only be used to settle its obligations and the creditors of Flotek have no recourse to our assets. Our exposure to Flotek is generally limited to the carrying value of our variable interest.

NOTE 9. REVENUE FROM CONTRACTS WITH CUSTOMERS

We believe that disaggregating our revenue by operating segment (see Note 14) provides the information necessary to understand the nature, amount, timing and uncertainty of our revenues and cash flows.

Contract Balances with Customers

Our contract assets are included in “Accounts receivable” in our unaudited condensed consolidated balance sheets. Accounts receivable consist of invoiced amounts or amounts for which we have a right to invoice based on services completed or products delivered. Our current and non-current contract liabilities are included in “Other current liabilities” and “Other liabilities”, respectively, in our unaudited condensed consolidated balance sheets. Our contract liabilities consist of deferred revenues from advance consideration received from customers related to future performance of service or delivery of products and off-market contract liabilities from unfavorable contracts recognized in connection with our business acquisitions in the Proppant Production segment.

Deferred revenues, including revenue recognized during the three months ended March 31, 2023 relating to amounts included in contract liabilities at the beginning of the period, are not material to our unaudited condensed consolidated financial statements.

During the three months ended March 31, 2023, we recorded additional off-market contract liabilities amounting to $85.0 million from the Performance Proppants acquisition (see Note 2) and recorded the related amortization of $8.1 million to revenue. As of March 31, 2023, our off-market contract liabilities amounted to $100.5 million and the related estimated future amortization to revenue is expected to be $49.4 million for the remainder of 2023, $43.5 million in 2024 and $7.6 million in 2025.

Performance Obligations

Certain of our Proppant Production contracts contain multiple performance obligations to provide a minimum quantity of proppant products to our customers in future periods. For these contracts, the transaction price is allocated to each performance obligation at estimated selling prices and we recognize revenue as we satisfy these performance obligations. As of March 31, 2023, the aggregate amount of transaction price allocated to unsatisfied performance obligations was $530.7 million, and we expect to perform these obligations and recognize revenue of $202.7 million for the remainder of 2023, $189.8 million in 2024, $80.2 million in 2025, $43.5 million in 2026 and $14.5 million in 2027.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

We have elected the practical expedient permitting the exclusion of disclosing the value of unsatisfied performance obligations for Stimulation Services and Manufacturing contracts as these contracts have original contract terms of one year or less or we have the right to invoice for services performed.

NOTE 10. OTHER OPERATING (EXPENSE) INCOME, NET

Other operating (expense) income, net is comprised of the following:

	Three Months Ended March 31,
	2023	2022
Loss (gain) on disposal of assets, net	$1.5	$(0.2)
Litigation expenses and accruals for legal contingencies	5.8	—
Reorganization costs	—	0.1
Acquisition earnout adjustment	(3.0)	—
Provision for credit losses, net of recoveries	0.1	—
Total	$4.4	$(0.1)

Loss (gain) on disposal of assets, net consists of gains and losses on excess property, early equipment failures and other asset dispositions.

Litigation expenses and accruals for legal contingencies generally represent legal and professional fees incurred in litigation as well as estimates for loss contingencies with regards to certain vendor disputes and litigation matters. In the three months ended March 31, 2023, these costs represent litigation costs incurred in connection with a patent infringement lawsuit against Halliburton. See Note 7 for a discussion of significant litigation matters.

The acquisition earnout adjustment represents a decrease in the fair value of the contingent consideration related to our acquisition of REV Energy Holdings, LLC ("REV").

NOTE 11. INCOME TAXES

The Predecessors were organized as limited liability companies or a limited partnership and were treated as either a disregarded entity or a partnership for U.S. federal income tax purposes, whereby the ordinary business income or loss and certain deductions were passed-through and reported on the members’ income tax returns. As such, the Predecessors were not required to account for U.S. federal income taxes in the unaudited condensed consolidated financial statements.

In connection with our initial public offering in May 2022, we reorganized and ProFrac LLC became partially owned by ProFrac Corp, a C-corporation. ProFrac Corp. is a taxable entity and is required to account for its income taxes under the asset and liability method for periods subsequent to May 17, 2022.

We record income taxes for interim periods based on an estimated annual effective tax rate. The estimated annual effective rate is recomputed on a quarterly basis and may fluctuate due to changes in forecasted annual operating income, positive or negative changes to the valuation allowance for net deferred tax assets and changes to actual or forecasted permanent book to tax differences.

Our effective tax rate for the three months ended March 31, 2023 was 10.1%. The difference between our effective tax rate and the federal statutory rate is related to the income that is earned within the financial statement consolidated group that is not subject to tax within the financial statement consolidated group and changes in the valuation allowance on our net deferred tax assets.

We have established a valuation allowance on substantially all of our net deferred tax assets. At each reporting date, we consider all available positive and negative evidence to evaluate whether our deferred tax assets are more likely than not to be realized. As of March 31, 2023, we concluded that a valuation allowance was still required because it was more likely than not that our deferred tax assets would not be realized.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

NOTE 12. EARNINGS PER SHARE

The calculation of earnings per common share ("EPS") for our Class A common stock is as follows:

Three Months Ended March 31,
2023
Numerator:
Net income attributable to ProFrac Holding Corp.	$22.0
Net income reallocated to dilutive Class A common shares	0.1
Net income attributable to ProFrac Holding Corp. used for diluted earnings per Class A common share	$22.1

Denominator:
Weighted average Class A common shares used for basic EPS computation	54.5
Dilutive potential of employee restricted stock units	0.4
Weighted average Class A common shares used for diluted EPS computation	54.9

Basic and diluted earnings per Class A common share	$0.40

NOTE 13. FAIR VALUE OF FINANCIAL INSTRUMENTS

Recurring Measurements

Our assets and liabilities measured at fair value on a recurring basis consist of the following:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
As of March 31, 2023:
Assets - investment in BPC	$—	$—	$48.1

Liabilities:
Earnout payments	$—	$—	$3.6
Munger make-whole provision	—	—	4.2
Warrants	0.5	—	—
Total	$0.5	$—	$7.8

As of December 31, 2022:
Assets - investment in BPC	$—	$—	$53.6

Liabilities:
Earnout payments	$—	$—	$6.6
Munger make-whole provision	—	—	0.4
Warrants	1.1	—	—
Total	$1.1	$—	$7.0

We have elected the fair value option to account for our investment in Basin Production and Completion LLC ("BPC"). The significant unobservable inputs used in the fair value measurement, which was valued using the income approach and the market approach, are forecasted results and a weighted average cost of capital.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

The fair value of the earnout payments was estimated using a Black-Scholes model, adjusted for the capped amount of the earnout. The fair value was discounted using a company specific credit spread to account for the counterparty credit risk in making the payment. The significant unobservable inputs used in the fair value measurement are the risk-free rate, credit spread of the acquirer, discount rate, forecasted results and volatility.

The fair value of the Munger make-whole provision was estimated using a Black-Scholes model. The significant unobservable inputs used in the fair value measurement are the risk-free rate and volatility.

The following is a reconciliation of our recurring Level 3 fair value measurements:

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$46.6	$—
Acquisition of Flotek convertible notes	—	20.0
Acquisition of investment in BPC	—	46.0
Transfer of Investment in BPC to Level 3 fair value measurement	—	4.2
Change in fair value of Level 3 fair value measurements	(6.3)	8.1
Balance at end of period	$40.3	$78.3

Nonrecurring Measurements

We have certain assets and liabilities that are not measured at fair value on an ongoing basis but were subjected to fair value adjustments at the time of acquisition. These include long-lived assets and liabilities acquired through our business combination activities, the fair values of which were determined using applicable valuation models based on significant unobservable inputs classified as level 3 in the fair value hierarchy. See Note 2 for additional information.

Financial Instruments

The estimated fair values of our financial instruments have been determined at discrete points in time based on relevant market information. Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, certain investments, accounts payable, accrued expenses and long-term debt. The carrying amounts of our financial instruments other than long-term debt approximate fair value because of the short-term nature of the items.

The carrying amounts of our term loan facility and ABL credit facility approximate fair value due to the variable interest rate. The fair value of our fixed rate debt, which includes the Monarch note, the REV note and the Equify note was as follows:

	March 31, 2023	December 31, 2022
Principal amount of fixed rate debt	$148.6	$150.3
Fair value of fixed rate debt	$146.1	$142.5

NOTE 14. BUSINESS SEGMENTS

We manage our business segments primarily on the type of product or services provided. We have three reportable segments which we operate within the United States of America: stimulation services, proppant production and manufacturing. Amounts in the other category reflect our business activities that are not separately reportable, which primarily includes Flotek for the periods presented.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

We evaluate the performance of our segments based on Adjusted EBITDA. We define Adjusted EBITDA as our net income (loss) before (i) interest expense, net, (ii) income taxes, (iii) depreciation, depletion and amortization, (iv) (loss) gain on disposal of assets, (v) stock-based compensation, and (vi) other charges, such as reorganization costs, stock compensation expense and other costs related to our initial public offering, certain credit losses, gain (loss) on extinguishment of debt, unrealized gain (loss) on investments, acquisition and integration expenses, litigation expenses and accruals for legal contingencies and acquisition earnout adjustments.

Summarized financial information for our reportable segments is as follows:

	Stimulation Services	Proppant Production	Manufacturing	Other	Eliminations	Total
Three months ended March 31, 2023:
Revenue
External customers	$786.7	$50.0	$3.4	$11.6	$—	$851.7
Intercompany	3.5	32.2	63.7	37.6	(137.0)	—
Total Revenue	$790.2	$82.2	$67.1	$49.2	$(137.0)	$851.7

Adjusted EBITDA	$205.7	$41.3	$8.0	$(7.9)	$—	$247.1

Three months ended March 31, 2022:
Revenue
External customers	$335.9	$3.9	$5.2	$—	$—	$345.0
Intercompany	0.3	8.5	26.8	—	(35.6)	—
Total Revenue	$336.2	$12.4	$32.0	$—	$(35.6)	$345.0

Adjusted EBITDA	$73.6	$7.9	$6.1	$—	$—	$87.6

The following table reconciles total Adjusted EBITDA to net income:

	Three Months Ended March 31,
	2023	2022
Adjusted EBITDA	$247.1	$87.6
Interest expense, net	(34.9)	(9.3)
Depreciation, depletion and amortization	(110.3)	(44.6)
Income taxes	(6.7)	(0.6)
(Loss) gain on disposal of assets, net	(1.5)	0.2
Gain (loss) on extinguishment of debt	4.1	(8.3)
Acquisition earnout adjustment	3.0	—
Stock-based compensation	(2.9)	—
Stock-based compensation related to deemed contributions	(10.2)	—
Provision for credit losses, net of recoveries	(0.1)	—
Reorganization costs	—	(0.1)
Acquisition and integration costs	(12.3)	(13.0)
Litigation expenses and accruals for legal contingencies	(5.8)	—
Unrealized (loss) gain on investments, net	(9.7)	8.1
Net income	$59.8	$20.0

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

Segments assets are comprised of the following:

	March 31, 2023	December 31, 2022
Total assets:
Stimulation Services	$2,761.3	$2,647.9
Proppant Production	1,097.7	477.1
Manufacturing	160.9	140.5
Other	192.8	193.7
Total segment assets	4,212.7	3,459.2
Eliminations	(572.4)	(525.6)
Total assets	$3,640.3	$2,933.6

NOTE 15. RELATED PARTY TRANSACTIONS

In the normal course of business, we have entered into transactions with related parties where Messrs. Dan Wilks and Farris Wilks and entities owned by or affiliated with them (collectively, the "Wilks Parties") hold a controlling financial interest. During the three months ended March 31, 2023 and 2022, we had related party transactions with the following related party entities:

•
Automatize, LLC (“Automatize”) is a logistics broker that facilitates the last-mile delivery of proppants on behalf of its customers. Amounts paid to Automatize include costs passed through to third-party trucking companies and a commission retained by Automatize. These payments are recorded in cost of revenues, exclusive of depreciation and depletion in our unaudited condensed consolidated statements of operations.
•
Cisco Logistics, LLC (“Cisco Logistics”) is a logistics company that delivers sand and equipment on behalf of its customers. Amounts paid to Cisco Logistics are recorded in cost of revenues, exclusive of depreciation and depletion in our unaudited condensed consolidated statements of operations.
•
Equify Financial, LLC (“Equify Financial”) is a finance company that provides equipment and other financing to its customers. Amounts paid to Equify Financial are recorded in interest expense in our unaudited condensed consolidated statements of operations.
•
Wilks Brothers, LLC (“Wilks Brothers”) is a management company which provides administrative support to various businesses within its portfolio. Wilks Brothers and certain entities under its control will at times incur expenses on behalf of us, billing us for these expenses at cost as well as certain management fees. Amounts paid to Wilks Brothers are generally recorded in selling, general and administrative expenses in our unaudited condensed consolidated statements of operations.
•
Interstate Explorations, LLC (“Interstate”) is an exploration and development company for which we perform pressure pumping services, and from which we have a short-term lease for certain office space.
•
Flying A Pump Services, LLC (“Flying A”) is an oilfield services company which provides pressure pumping, acid and cementing services, to which we rent and sell equipment and frac fleet components.
•
MC Estates, LLC, The Shops at Willow Park, and FTSI Industrial, LLC (collectively, the “Related Lessors”) own various industrial parks and office space leased by us. Amounts paid to the Related Lessors are recorded in selling, general and administrative expenses in our unaudited condensed consolidated statements of operations.
•
Wilks Construction Company, LLC (“Wilks Construction”) is a construction company that has built and made renovations to several buildings for us, including construction of a new sand plant. Amounts paid to Wilks Construction are recorded as capital expenditures.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

•
3 Twenty-Three, LLC (“3 Twenty-Three”) is a payroll administrator which performs payroll services on behalf of its customers, including us. Amounts paid to 3 Twenty-Three are recorded in cost of revenues, exclusive of depreciation and depletion and selling, general and administrative expenses in our unaudited condensed consolidated statements of operations.
•
Wilks Earthworks, LLC ("Wilks Earthworks") is an oilfield services company providing mining, wet and dry loading, hauling and other equipment to its customers, including us.
•
Carbo Ceramics Inc. (“Carbo”) is a provider of ceramic proppant which will at times purchase conventional proppant from us to act as a broker for its customers. Additionally, we will at times purchase manufactured proppant from Carbo for the stimulation services segment.
•
FHE USA LLC (“FHE”) is a provider of production and well completion equipment used at the wellsite. Amounts paid to FHE are recorded as capital expenditures.

The following table summarizes revenue from related parties:

	Three Months Ended March 31,
	2023	2022
Flying A	$1.5	$1.4
Carbo	0.7	0.2
Total	$2.2	$1.6

The following table summarizes expenditures with related parties:

	Three Months Ended March 31,
	2023	2022
Automatize	$43.3	$14.3
FHE	0.9	3.2
Wilks Brothers	6.3	0.3
Related Lessors	2.5	1.2
Wilks Construction	4.9	0.9
Wilks Earthworks	1.5	—
Equify Financial	2.2	0.8
3 Twenty-Three	—	0.2
Carbo	0.7	—
Total	$62.3	$20.9

The following table summarizes accounts receivable–related party:

	March 31, 2023	December 31, 2022
Flying A	$3.2	$1.5
Carbo	0.8	0.1
Interstate	0.4	0.3
Other	—	0.2
Total accounts receivable—related party	$4.4	$2.1

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

The following table summarizes accounts payable–related party:

	March 31, 2023	December 31, 2022
Automatize	$21.7	$8.8
Wilks Brothers	8.7	7.1
Wilks Construction	8.4	7.9
Wilks Earthworks	0.7	—
Carbo	0.6	0.2
Total accounts payable—related party	$40.1	$24.0

On January 11, 2023, our board of directors approved the appointment of Mr. Coy Randle, our then Chief Operating Officer, to our board of directors. Additionally, Mr. Randle entered into a consulting agreement with us, effective as of January 13, 2023, pursuant to which Mr. Randle agreed to provide us with general operational advice for an annual fee of $0.2 million. Pursuant to the consulting agreement, we will also pay healthcare insurance premiums on behalf of Mr. Randle and will allow Mr. Randle to use a company vehicle for the duration of the consulting agreement. The consulting agreement has a term of one (1) year and will renew automatically for one (1) additional year unless either party notifies the other in writing at least sixty (60) days prior to the initial one (1) year termination date.

NOTE 16. SUBSEQUENT EVENTS

In April 2023, all of the eligible holders of ProFrac LLC units (the "Redeeming Members") submitted redemption notices with respect to all of their ProFrac LLC units, representing an aggregate of 104.2 million ProFrac LLC units (the "Redeemed Units"), together with the surrender and delivery of the same number of shares of our Class B common stock. The Redeeming Members include entities owned or affiliated with the Wilks Brothers, as well as Matthew D. Wilks, our Executive Chairman, an entity affiliated with Johnathan L. Wilks, our Chief Executive Officer, and Coy Randle, a member of our board of directors.

In April 2023, we delivered a written notice to ProFrac LLC and the Redeeming Members setting forth our election to exercise our right to purchase directly and acquire the Redeemed Units, together with the surrender and delivery of the same number of shares of our Class B common stock from the Redeeming Members.

We subsequently acquired the Redeemed Units from the Redeeming Members by issuing an aggregate of 101.1 million shares of Class A common stock on or about April 10, 2023 and the remaining 3.1 million shares on or about April 13, 2023. The surrendered shares of Class B common stock were canceled, and no shares of our Class B common stock remain issued and outstanding.

This redemption may have tax consequences for us including, but not limited to, increasing our effective tax rate and giving rise to obligations under the TRA. We are currently evaluating the impact on our unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included in this Quarterly Report, as well as our Annual Report.

Overview

We are a technology-focused, vertically integrated energy services company providing well stimulation services, proppants production and other complementary products and services to oil and gas companies engaged in E&P of unconventional oil and natural gas resources throughout the United States. We believe we are among the largest well stimulation services providers in the United States. We operate throughout nearly all major unconventional oil and gas basins in the United States and our scale and geographical footprint provide us with both operating leverage as well as exposure to a diversified customer and commodity mix.

We operate in three reportable business segments: stimulation services, manufacturing and proppant production. Our stimulation services segment owns and operates a fleet of mobile hydraulic fracturing units and other auxiliary equipment that generates revenue by providing stimulation services to our customers. Our proppant production segment provides proppant to oilfield service providers and E&P companies. Our manufacturing segment sells highly engineered, tight tolerance machined, assembled, and factory tested products such as high horsepower pumps, valves, piping, swivels, large-bore manifold systems, seats, and fluid ends.

Before our corporate reorganization on May 17, 2022, our unaudited condensed consolidated financial statements presented herein consisted of the accounts of the Predecessors. Subsequent to May 17, 2022, our unaudited condensed consolidated financial statements presented herein include our accounts and those of our subsidiaries that are wholly-owned, controlled by us or a VIE where we are the primary beneficiary.

Recent Business Developments

On January 3, 2023, we acquired 100% of the issued and outstanding membership interest of Producers, an employee-owned pressure pumping services provider serving Appalachia and the Mid-Continent, for approximately $36.5 million consisting of (i) the issuance of our Class A common stock valued at $12.9 million; (ii) cash consideration of $1.4 million; (iii) an estimated amount payable of $8.3 million resulting from our preliminary calculation of working capital adjustments; and (iv) our pre-existing investment of $13.9 million.

On February 24, 2023, we acquired 100% of the issued and outstanding membership interests in Performance Proppants for an aggregate purchase price of $464.8 million consisting of (i) the issuance of our Class A common stock valued at $6.2 million; (ii) cash consideration of $454.4 million; and (iii) the settlement of a pre-existing receivable of $4.2 million. Performance Proppants is a frac sand provider in the Haynesville basin.

Results of Operations

Revenues

Revenues by reportable segment are as follows:

	Three Months Ended March 31,
	2023	2022
Revenues
Stimulation services	$790.2	$336.2
Proppant production	82.2	12.4
Manufacturing	67.1	32.0
Other	49.2	—
Eliminations	(137.0)	(35.6)
Total revenues	$851.7	$345.0

Stimulation Services. Stimulation services revenues for the three months ended March 31, 2023 increased $454.0 million, or 135% from the same period in 2022. The increase was primarily attributable to our acquisitions of FTS, USWS, REV and Producers which increased our average fleet count and related pumping hours substantially.

Proppant Production. Proppant production revenues for the three months ended March 31, 2023 increased $69.8 million, or 563% from the same period in 2022. The increase was primarily attributable to our acquisitions of SP Silica of Monahans, LLC ("Monahans"), Monarch Silica, LLC ("Monarch") and Performance Proppants which caused the number of mines operated and the related tonnage mined to increase substantially. Additionally, proppant pricing increased due to increased demand primarily in the Permian Basin. Approximately 39% of the Proppant Production segment's revenue was intercompany.

Manufacturing. Manufacturing revenues for the three months ended March 31, 2023 increased $35.1 million, or 110% from the same period in 2022. The increase was primarily attributable to an increase in demand for our products due to increased activity levels from internal and external customers for manufactured components utilized in the oilfield service industry. Approximately 95% of the Manufacturing segment's revenue was intercompany.

Other. Other revenues for the three months ended March 31, 2023 were $49.2 million. The increase was attributable to the consolidation of Flotek beginning in May 2022. Approximately 76% of other revenue was intercompany.

Cost of Revenues

Cost of revenues by reportable segment is as follows:

	Three Months Ended March 31,
	2023	2022
Cost of revenues, exclusive of depreciation, depletion, and amortization:
Stimulation services	$539.6	$248.5
Proppant production	38.2	4.2
Manufacturing	55.1	19.4
Other	45.7	—
Eliminations	(136.9)	(35.6)
Total cost of revenues, exclusive of depreciation, depletion, and amortization	$541.7	$236.5

Stimulation Services. Stimulation services cost of revenues for the three months ended March 31, 2023 increased $291.1 million, or 117% from the same period in 2022. The increase was primarily attributable to the FTS, USWS, REV and Producers acquisitions which caused our average fleet count and related labor, fracturing materials and repairs and maintenance costs to increase substantially. In addition, we saw a higher price for the cost of materials and cost of services to operate the fleets.

Proppant Production. Proppant production cost of revenues for the three months ended March 31, 2023 increased $34.0 million, or 810% from the same period in 2022. The increase was primarily attributable to the Monahans, Monarch and Performance Proppants acquisitions which caused the number of mines operated and the related tonnage mined to increase substantially. Additionally, proppant pricing increased due to increased demand primarily in the Permian Basin.

Manufacturing. Manufacturing cost of revenues for the three months ended March 31, 2023 increased $35.7 million, or 184% from the same period in 2022. The increase was primarily attributable to increases in demand for our products as well as the cost of raw materials.

Other. Other cost of revenues for the three months ended March 31, 2023 was $45.7 million. The increase was attributable to the consolidation of Flotek beginning in May 2022.

Selling, General and Administrative

Selling, general and administrative expenses are comprised of the following:

	Three Months Ended March 31,
	2023	2022
Selling, general and administrative:
Selling, general and administrative, excluding stock-based compensation	$63.2	$21.0
Stock-based compensation related to deemed contributions	10.2	—
Stock-based compensation	2.9	—
Total selling, general and administrative	$76.3	$21.0

Selling, general and administrative expenses for the three months ended March 31, 2023 were $76.3 million, an increase of $55.3 million from the same period in 2022. The increase was primarily due to higher headcount and personnel costs, higher incentive compensation, increased non-labor costs associated with the increased activity levels and $13.1 million of stock-based compensation expenses, of which $10.2 million related to expense associated with certain deemed shareholder contributions.

Depreciation, Depletion, and Amortization

Depreciation, depletion, and amortization for the three months ended March 31, 2023 and 2022 was $110.3 million and $44.6 million, respectively. The increase was primarily attributable to the impact of the acquisitions made subsequent to March 31, 2022 and increased capital expenditures in the three months ended March 31, 2023 compared with the three months ended March 31, 2022.

Acquisition and Integration Costs

Acquisition and integration costs for the three months ended March 31, 2023 and 2022 were $12.3 million and $13.0 million, respectively. These costs primarily relate to professional fees, severance and other costs associated with our acquisition and integration activities.

Other Operating Expense (Income), Net

Other operating expense, net for the three months ended March 31, 2023 were $4.4 million compared with other operating income, net of $0.1 million for the three months ended March 31, 2022. The change was primarily attributable to $5.8 million related to legal costs incurred in connection with a patent infringement lawsuit against Halliburton (see Note 7) in the three months ended March 31, 2023 and a $1.7 million increase in loss on disposal of assets. These increased costs were partially offset by a non-cash gain of $3.0 million related to the change in fair value of an acquisition earnout.

Interest Expense, Net

Interest expense, net of interest income, for the three months ended March 31, 2023 and 2022 was $34.9 million and $9.3 million, respectively. This increase was due to higher average debt balances and higher average interest rates for our term loan facility and ABL credit facility in the three months ended March 31, 2023.

Gain (Loss) on Extinguishment of Debt

In the three months ended March 31, 2023, we recognized a net gain of $4.1 million, which was primarily due to the forgiveness of Flotek's Paycheck Protection Program loan. In the three months ended March 31, 2022, we recognized an $8.3 million loss on extinguishment of debt as a result of debt refinancing transactions and debt repayments.

Other (Expense) Income, Net

For the three months ended March 31, 2023 we recognized non-cash losses totaling $9.4 million primarily related to the change in fair value of our Munger make-whole provision and a decrease in the fair value of our investment in BPC. See our Annual Report for more information on the Munger make-whole provision. For the three months ended March 31, 2022 we recognized non-cash income of $8.1 million related to the change in fair value of our investment in Flotek's convertible notes.

Income Taxes

Income taxes were $6.7 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively. The increase is due to our corporate reorganization to a taxable entity subsequent to our initial public offering in May 2022. Our effective tax rate for the three months ended March 31, 2023 was 10.1%. The difference between our effective tax rate and the federal statutory rate is related to the income that is earned within the financial statement consolidated group that is not subject to tax within the financial statement consolidated group and changes in the valuation allowance on our net deferred tax assets.

Liquidity and Capital Resources

We have excluded cash and other sources of liquidity related to our VIE from the following discussion of our liquidity and capital resources as we do not have the ability to access or use these items in our operations. As of March 31, 2023, there is substantial doubt about our VIE's ability to continue as a going concern. We believe that this substantial doubt does not materially affect our business, financial condition or results of operation as we do not guarantee any of our VIE's liabilities.

Sources of Liquidity

Historically, our primary sources of liquidity have been borrowings under our term loan facility or ABL credit facility and cash flows from operations.

At March 31, 2023, we had $57.5 million of cash and cash equivalents, excluding Flotek, and $111.5 million available for borrowings under our ABL credit facility, resulting in a total liquidity position of $169.0 million. Refer to Note 6 in the notes to our unaudited condensed consolidated financial statements contained herein and our Annual Report for more information regarding our ABL credit facility.

Cash Flows

Cash flows provided by (used in) each type of activity were as follows:

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$233.5	$43.7
Investing activities	(525.8)	(334.7)
Financing activities	327.1	316.3
Net change in cash, cash equivalents, and restricted cash	$34.8	$25.3

Operating Activities. The $189.8 million increase in net cash provided by operating activities was due to higher earnings after adjustments for non-cash reconciling items as well as increased cash provided by the net change in operating assets and liabilities. The increased cash provided by the net change in operating assets and liabilities was primarily due to our increased accounts payable balance as of March 31, 2023.

Investing Activities. The $191.1 million increase in net cash used in investing activities was primarily due to an increase of $164.6 million in cash paid for acquisitions and an increase of $35.2 million of capital expenditures to support our larger fleet, and for growth initiatives such as building electric-powered hydraulic fracturing fleets and engine upgrades to convert legacy pumps to next generation technology. These increases were partially offset by a decrease of $44.6 million in proceeds from the sale of assets in the three months ended March 31, 2023 as well as our $45.9 million investment in BPC and our $10.0 million initial investment in Flotek in the three months ended March 31, 2022.

Financing Activities. The $10.8 million increase in net cash provided by financing activities was due to an $11.3 million increase in net borrowings of long-term debt and revolving credit agreements and a decrease of $4.5 million in debt issuance costs offset by a $5.0 million decrease in member contributions.

Cash Requirements

Our material cash requirements have consisted of, and we anticipate will continue to consist of the following:

•
debt service obligations, including interest,
•
capital expenditures, and
•
acquisitions of strategic businesses

Debt Service Obligations

As of March 31, 2023, we have $1.3 billion in aggregate principal amount of long-term debt outstanding. We believe we have a manageable debt maturity profile, with $140 million coming due over the next twelve months. For additional information about our long-term debt, please see Item 8 "Financial Statements and Supplementary Data" in our Annual Report.

Capital Expenditures

The nature of our capital expenditures consists of a base level of investment required to support our current operations and amounts related to growth and company initiatives.

During the three months ended March 31, 2023, our capital expenditures were $83.2 million, consisting of expenditures for maintenance capital expenditures for our larger fleet, building four electric-powered hydraulic fracturing fleets, and engine upgrades to convert legacy pumps to next generation technology. We expect our capital expenditures to accelerate over the next six months given the projected timing of project completions and cash outlays. We will remain disciplined with capital allocation and we expect to reduce capital expenditures based on total fleet activity levels to ensure we maintain return thresholds on all capital investment.

We continually evaluate our capital expenditures and the amount that we ultimately spend will depend on a number of factors, including customer demand for new fleets and expected industry activity levels.

Acquisitions of Strategic Businesses

Our growth strategy includes potential acquisitions and other strategic transactions. From time to time we enter into non-binding letters of intent to make investments or acquisitions. These letters of intent may provide for purchase consideration including cash, notes payable by us, equity or some combination, the use of which could impact our liquidity needs. These potential transactions are subject to the completion of satisfactory due diligence, the negotiation and resolution of significant business and legal issues, the negotiation, documentation and completion of mutually satisfactory definitive agreements among the parties, the consent of our lenders, our ability to finance any cash payment at closing, and approval of our board of directors. We cannot guarantee that any such potential transaction would be completed on acceptable terms, if at all.

We have historically funded our acquisitions through issuances of our equity securities and borrowings under our term loan facility or ABL credit facility. For any future acquisitions, we may utilize borrowings under our ABL credit facility and various financing sources available to us, including the issuance of equity or debt securities through public offerings or private placements, to fund these acquisitions. Our ability to complete future offerings of equity or debt securities and the timing of these offerings will depend on various factors including prevailing market conditions and our financial condition.

We believe that our cash and cash equivalents, cash provided by operations, and the availability under our ABL credit facility will be sufficient to fund our capital expenditures, satisfy our obligations, and remain in compliance with our existing debt covenants for at least the next 12 months. If we pursue additional acquisitions during 2023, we will likely need to raise additional debt and/or equity financing to fund them.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

We are subject to interest rate risk on our variable rate debt from our term loan credit facility and our ABL credit facility. We also have fixed rate debt but do not currently utilize derivative instruments to manage the economic effect of changes in interest rates. The impact of a 1% increase in interest rates on our outstanding debt as of March 31, 2023, would have resulted in an annual increase in interest expense of approximately $11.1 million.

Our exposure to other market risks has not materially changed since December 31, 2022. For additional quantitative and qualitative disclosures about market risk affecting us, see Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report. Our exposure to market risk has not changed materially since December 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Executive Chairman (our principal executive officer) and our Chief Financial Officer (our principal financial officer), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Executive Chairman and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Executive Chairman and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Limitations on Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

Please refer to the information in Note 7 included in the notes to unaudited condensed consolidated financial statements contained herein.

ITEM 1A. RISK FACTORS

There have been no material changes in the significant risk factors that may affect our business, results of operations or liquidity as described in Item 1A "Risk Factors" in our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 3, 2023, we issued 420,818 shares of our Class A common stock to the sellers of Producers as partial consideration for 100% of the issued and outstanding membership interest of Producers (see Note 2). The securities issued to the sellers of Producers were offered in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act. We relied on this exemption from registration based on part on representations made by each of the sellers of Producers, including that each seller is an "accredited investor" as defined in Rule 501(a) under the Securities Act.

On February 24, 2023, we issued 312,826 shares of our Class A common stock to an entity affiliated with the management team of Performance Proppants in connection with such entity's reinvestment of cash proceeds from the closing price of the Performance Proppants transaction (see Note 2). The securities issued to the entity were offered in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder. We relied on this exemption from registration based on part on representations made by the entity, including that it was an "accredited investor" as defined in Rule 501(a) under the Securities Act.

Additionally, and in connection with the Performance Proppants transaction, on or about April 7, 2023, we issued 39,372 shares of our Class A common stock to certain individuals pursuant to their respective employment agreements. The securities issued to the individuals were offered in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act. We relied on this exemption from registration based on part on representations made by the individuals, including that each Individual is an “accredited investor” as defined in Rule 501(a) under the Securities Act and without a view to distribute the securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Quarterly Report.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits required to be filed or furnished by Item 601 of Regulation S-K are listed below.

Exhibit Number	Description
3.1

Second Amended and Restated Certificate of Incorporation of ProFrac Holding Corp. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 28, 2023)

3.2

Amended and Restated Bylaws of ProFrac Holding Corp., effective as of May 17, 2022 (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the SEC on May 18, 2022)

10.1

Third Amendment, Consent and Limited Waiver to Term Loan Credit Agreement, dated as of December 30, 2022, by and among ProFrac Holdings II, LLC, ProFrac Holdings, LLC, the guarantors party thereto, the lenders party thereto, and Piper Sandler Finance LLC, as the agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on January 6, 2023)

10.2

Third Amendment to Credit Agreement, dated as of December 30, 2022, by and among ProFrac Holdings II, LLC, ProFrac Holdings, LLC, the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, as the agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on January 6, 2023)

10.3

Consulting Agreement, effective as of January 13, 2023 between ProFrac Holding Corp. and Mr. Coy Randle (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on January 12, 2023)

10.4

First Amendment to Stockholders' Agreement, effective as of January 13, 2023, between ProFrac Holding Corp. and the stockholders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on January 12, 2023)

10.5

Employment Agreement, effective as of January 13, 2023, between ProFrac Holding Corp. and Phillip Blaine Wilbanks (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on January 12, 2023)

10.6	Indemnification Agreement (Phillip Blaine Wilbanks (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the SEC on January 12, 2023)
10.7

Fourth Amendment to Term Loan Credit Agreement, dated as of February 1, 2023, by and among ProFrac Holdings II, LLC, ProFrac Holdings, LLC, the guarantors party thereto, the lenders party thereto, and Piper Sandler Finance LLC, as the agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on February 2, 2023)

10.8

Assignment and Amendment of Membership Interest Purchase Agreement, dated as of February 24, 2023, by and among ProFrac Holdings II, LLC, Performance Holdings I, LLC, Performance Holdings II, LLC and Alpine Silica, LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on February 28, 2023)

10.9

Contribution Agreement, dated as of February 24, 2023, by and among ProFrac Holding Corp., Alpine Silica, LLC, Tidewater Partners, LLC, Performance Holdings I, LLC and Performance Holdings II, LLC (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the SEC on February 28, 2023)

10.10*†

Fifth Amendment to Term Loan Credit Agreement, dated as of February 23, 2023, by and among ProFrac Holdings II, LLC, ProFrac Holdings, LLC, the lenders and guarantors party thereto, and Piper Sandler Finance LLC, as the agent and collateral agent for the lenders

10.11*†

Fourth Amendment to that certain asset-based revolving Credit Agreement, dated as of February 23, 2023, by and among ProFrac II LLC, as borrower, ProFrac Holdings, the Lenders, letter of credit issuers, and guarantors party thereto, and JPMorgan Chase Bank, N.A., as the agent, the collateral agent and the swingline lender (as amended by the First Amendment to Credit Agreement, dated as of July 25, 2022, the Second Amendment to Credit Agreement, dated as of November 1, 2022, and the Third Amendment to Credit Agreement, dated as of December 30, 2022)

10.12

Amendment No. 2 to Amended and Restated Series A Warrant Agreement, dated March 29, 2023, between ProFrac Holding Corp., Continental Stock Transfer & Trust Company and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.52 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 30, 2023)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95*	Mine Safety Disclosure Exhibit
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

† Certain of the exhibits and schedules of this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(10)(iv). The registrant agrees to furnish a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 12, 2023.

ProFrac Holding Corp.

By:	/s/ Matthew D. Wilks
Name: Matthew D. Wilks
Title: Executive Chairman and Director (Principal Executive Officer)

By:	/s/ Lance Turner
Lance Turner
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)