Form 10-Q
period 2023-06-30
ProFrac Holding Corp.
filed 2023-08-11
CIK 1881487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 9, 2023, the registrant had 159,388,143 shares of Class A common stock outstanding.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

ProFrac Holding Corp.

Condensed Consolidated Balance Sheets

(in millions, except per share amounts)

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$26.9	$35.1
Accounts receivable:
Trade customers, net	460.5	535.5
Related party	5.7	2.1
Inventories	304.8	249.5
Prepaid expenses and other current assets	31.0	43.2
Total current assets	828.9	865.4
Property, plant, and equipment, net	1,911.6	1,396.4
Operating lease right-of-use assets, net	102.0	112.9
Goodwill	321.4	240.5
Intangible assets, net	191.1	203.1
Investments	48.4	58.6
Deferred tax assets	—	0.4
Other assets	47.4	56.3
Total assets	$3,450.8	$2,933.6

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable:
Trade creditors	$425.1	$339.4
Related party	33.5	24.0
Accrued expenses	124.5	115.4
Current portion of long-term debt	114.4	127.6
Current portion of operating lease liabilities	36.6	36.0
Other current liabilities:
Third party	67.4	25.7
Related party	36.3	—
Total current liabilities	837.8	668.1
Long-term debt	1,019.8	735.0
Long-term debt—related party	35.0	62.8
Operating lease liabilities	69.8	81.0
Deferred tax liabilities	77.6	—
Other liabilities	84.7	36.0
Total liabilities	2,124.7	1,582.9

Commitments and contingencies (Note 7)
Redeemable noncontrolling interest	—	2,462.9

Stockholders' equity (deficit):
Preferred stock, $0.01 par value, 50.0 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.01 par value, 600.0 shares authorized, 159.4 and 53.9 shares issued and outstanding, respectively	1.5	0.5
Class B common stock, $0.01 par value, 400.0 shares authorized, none and 104.2 shares issued and outstanding, respectively	—	1.0
Additional paid-in capital	1,166.9	—
Retained earnings (accumulated deficit)	110.6	(1,185.9)
Accumulated other comprehensive income	(0.2)	—
Total stockholders' equity (deficit) attributable to ProFrac Holding Corp.	1,278.8	(1,184.4)
Noncontrolling interests	47.3	72.2
Total stockholders' equity (deficit)	1,326.1	(1,112.2)
Total liabilities, redeemable noncontrolling interest, and stockholders' equity (deficit)	$3,450.8	$2,933.6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProFrac Holding Corp.

Condensed Consolidated Statements of Operations

(in millions, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$709.2	$589.8	$1,566.7	$934.8

Operating costs and expenses:
Cost of revenues, exclusive of depreciation, depletion and amortization	467.8	339.2	1,013.7	575.7
Selling, general, and administrative	70.3	83.5	148.2	104.5
Depreciation, depletion and amortization	108.9	64.4	219.2	109.0
Acquisition and integration costs	5.2	4.1	17.5	17.1
Other operating expense, net	3.3	6.1	7.7	6.0
Total operating costs and expenses	655.5	497.3	1,406.3	812.3

Operating income	53.7	92.5	160.4	122.5

Other (expense) income:
Interest expense, net	(41.0)	(13.4)	(75.9)	(22.7)
(Loss) gain on extinguishment of debt	—	(8.8)	4.1	(17.1)
Other (expense) income, net	(7.7)	1.0	(17.1)	9.2
Income before income taxes	5.0	71.3	71.5	91.9
Income tax expense	(9.6)	(3.9)	(16.3)	(4.5)
Net (loss) income	(4.6)	67.4	55.2	87.4
Less: net income attributable to ProFrac Predecessor	—	(54.0)	—	(73.6)
Less: net (income) loss attributable to noncontrolling interests	1.5	8.7	5.7	8.3
Less: net loss (income) attributable to redeemable noncontrolling interests	0.2	(15.5)	(41.8)	(15.5)
Net (loss) income attributable to ProFrac Holding Corp.	$(2.9)	$6.6	$19.1	$6.6

(Loss) earnings per Class A common share (basic and diluted)	$(0.02)	$0.16	$0.19	$0.16

Weighted average Class A common shares outstanding:
Basic	148.8	40.1	101.9	40.1
Diluted	148.8	40.1	102.1	40.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProFrac Holding Corp.

Condensed Consolidated Statement of Comprehensive Income

(in millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(4.6)	$67.4	$55.2	$87.4
Other comprehensive loss:
Foreign currency translation adjustments	(0.4)	—	(0.1)	(0.1)
Comprehensive (loss) income	(5.0)	67.4	55.1	87.3
Less: comprehensive income attributable to ProFrac Predecessor	—	(54.0)	—	(73.5)
Less: comprehensive (income) loss attributable to noncontrolling interest	1.6	8.7	5.7	8.3
Less: comprehensive (loss) income attributable to redeemable noncontrolling interest	0.2	(15.5)	(41.9)	(15.5)
Comprehensive (loss) income attributable to ProFrac Holding Corp.	$(3.2)	$6.6	$18.9	$6.6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProFrac Holding Corp.

Condensed Consolidated Statements of Changes in Equity

(in millions)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated Deficit) Retained	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders' (Deficit)
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Interests	Equity
Balance, December 31, 2022	53.9	$0.5	104.2	$1.0	$—	$(1,185.9)	$-	$72.2	$(1,112.2)
Class A shares issued for acquisitions	0.7	—	—	—	9.6	—	—	—	9.6
Stock-based compensation	—	—	—	—	0.9	—	—	0.1	1.0
Stock-based compensation related to deemed contribution	—	—	—	—	3.5	—	—	—	3.5
Net income (loss)	—	—	—	—	—	22.0	—	(4.2)	17.8
Foreign currency translation	—	—	—	—	—	—	0.1	0.1	0.2
Flotek common stock issued to satisfy convertible notes held by third parties	—	—	—	—	—	—	—	12.7	12.7
Adjustment of redeemable noncontrolling interest to redemption amount	—	—	—	—	(9.2)	1,277.4	—	—	1,268.2
Balance, March 31, 2023	54.6	0.5	104.2	1.0	4.8	113.5	0.1	80.9	200.8
Stock-based compensation	—	—	—	—	2.7	—	—	(0.4)	2.3
Stock-based compensation related to deemed contribution	—	—	—	—	6.8	—	—	—	6.8
Class A shares issued for vested equity awards	0.6	—							—
Tax withholding related to net share settlement of equity awards	—	—	—	—	(0.8)	—	—	—	(0.8)
Net loss	—	—	—	—	—	(2.9)		(1.5)	(4.4)
Foreign currency translation	—	—	—	—	—	—	(0.3)	(0.1)	(0.4)
Flotek common stock issued to satisfy convertible notes held by ProFrac Holdings Corp.	—	—	—	—	31.6	—	—	(31.6)	—
Adjustment of redeemable noncontrolling interest to redemption amount	—	—	—	—	(57.9)	—	—	—	(57.9)
Conversion of Class B common stock to Class A common stock	104.2	1.0	(104.2)	(1.0)	1,313.3	—	—	—	1,313.3
Additional paid-in capital related to tax receivable agreement	—	—	—	—	(58.9)	—	—	—	(58.9)
Deferred taxes related to conversion of Class B common stock to Class A common stock	—	—	—	—	(74.7)	—	—		(74.7)
Balance, June 30, 2023	159.4	$1.5	—	$—	$1,166.9	$110.6	$(0.2)	$47.3	$1,326.1

ProFrac Holding Corp.

Condensed Consolidated Statements of Changes in Equity (continued)

(in millions)

(Unaudited)

	Members'	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders' Equity
	Equity	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interests	(Deficit)
Balance, December 31, 2021	$147.0	$—	$—	$—	$—	$—	$—	$0.1	$1.0	$148.1
Member contributions	5.0	—	—	—	—	—	—	—	—	5.0
Deemed distribution	(3.7)	—	—	—	—	—	—	—	—	(3.7)
THRC Holdings related equity	72.9	—	—	—	—	—	—	—	—	72.9
Net income	19.6	—	—	—	—	—	—	—	0.4	20.0
Foreign currency translation	—	—	—	—	—	—	—	(0.1)	—	(0.1)
Balance, March 31, 2022	240.8	—	—	—	—	—	—	—	1.4	242.2
Net income prior to corporate reorganization	54.0	—	—	—	—	—	—	—	—	54.0
Issuance of Class A shares in IPO	—	18.2	0.2	—	—	227.5	—	—	—	227.7
Issuance of Class B shares	—	—	—	101.1	1.0	—	—	—	—	1.0
Effect of corporate reorganization and reclassification to redeemable noncontrolling interest	(294.8)	20.9	0.2	—	—	(82.9)	—	—	—	(377.5)
Adjustment of redeemable noncontrolling interest to redemption amount at IPO	—	—	—	—	—	(146.4)	(1,291.9)	—	—	(1,438.3)
Class A shares issued to settle asset purchase	—	2.1	—	—	—	16.7	—	—	—	16.7
Net income (loss) after corporate reorganization	—	—	—	—	—	—	6.6	—	(8.7)	(2.1)
Recognition of Flotek noncontrolling interest	—	—	—	—	—	—	—	—	99.6	99.6
Stock-based compensation	—	—	—	—	—	0.3	—	—	0.5	0.8
Stock-based compensation related to deemed contribution	—	—	—	—	—	11.2	—	—	—	11.2
Additional paid-in capital related to tax receivable agreement	—	—	—	—	—	0.6	—	—	—	0.6
Distributions declared	—	—	—	—	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interest to redemption amount	—	—	—	—	—	(27.0)	(132.4)	—	—	(159.4)
Balance, June 30, 2022	$—	$41.2	$0.4	$101.1	$1.0	$—	$(1,417.7)	$—	$92.8	$(1,323.5)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProFrac Holding Corp.

Condensed Consolidated Statements of Cash Flows

(in millions)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$55.2	$87.4
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	219.2	109.0
Amortization of contract liabilities	(24.6)	—
Stock-based compensation	22.9	40.4
Loss on disposal of assets, net	1.0	2.0
Non-cash (gain) loss on extinguishment of debt	(4.1)	10.2
Amortization of debt issuance costs	12.9	2.7
Acquisition earnout adjustment	(6.6)	—
Unrealized loss (gain) on investments, net	19.0	(8.5)
Deferred tax expense	—	1.0
Other non-cash items, net	0.1	—
Changes in operating assets and liabilities:
Accounts receivable	92.0	(174.4)
Inventories	(48.2)	(57.4)
Prepaid expenses and other assets	7.4	(7.1)
Accounts payable	37.9	(12.8)
Accrued expenses	13.5	82.3
Other liabilities	(10.4)	9.7
Net cash provided by operating activities	387.2	84.5

Cash flows from investing activities:
Acquisitions, net of cash acquired	(461.8)	(257.2)
Investment in property, plant & equipment	(181.3)	(116.1)
Proceeds from sale of assets	1.4	46.1
Investment in unconsolidated affiliate	—	(47.2)
Initial investment in Flotek	—	(10.0)
Other investments	—	(3.9)
Net cash used in investing activities	(641.7)	(388.3)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	320.2	587.5
Repayments of long-term debt	(75.2)	(497.8)
Borrowings from revolving credit agreements	864.6	197.2
Repayments to revolving credit agreements	(845.9)	(122.9)
Payment of debt issuance costs	(18.5)	(23.6)
Tax withholding related to net share settlement of equity awards	(0.8)
Member contribution	—	5.0
Proceeds from issuance of common stock	—	329.1
Payment of common stock issuance costs	—	(27.4)
Payment of THRC related equity	—	(72.9)
Net cash provided by financing activities	244.4	374.2

Net (decrease) increase in cash, cash equivalents, and restricted cash	(10.1)	70.4
Cash, cash equivalents, and restricted cash beginning of period	37.9	5.4
Cash, cash equivalents, and restricted cash end of period	$27.8	$75.8

Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$56.4	$27.4
Operating lease liabilities incurred from obtaining right-of-use assets	8.5	45.0
Finance lease liabilities incurred from obtaining right-of-use assets	2.8	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in millions, except per share amounts, or where otherwise noted)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

ProFrac Holding Corp. ("ProFrac Corp.") is a vertically integrated and innovation-driven energy services company providing hydraulic fracturing, completion services and other complementary products and services to leading upstream oil and natural gas companies engaged in the exploration and production (“E&P”) of North American unconventional oil and natural gas resources. ProFrac Corp. operates in three business segments: stimulation services, proppant production and manufacturing.

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

All significant intercompany accounts and transactions have been eliminated in consolidation.

Restricted Cash

Cash, cash equivalents and restricted cash are recorded in our unaudited condensed consolidated balance sheet as follows:

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$26.9	$35.1
Restricted cash included in prepaid expenses and other current assets	0.9	2.8
Total cash, cash equivalents, and restricted cash	$27.8	$37.9

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

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

New Accounting Standards to be Adopted

No new accounting pronouncements issued or effective during the six months ended June 30, 2023 have had or are expected to have a material impact on our unaudited condensed consolidated financial statements.

NOTE 2. ACQUISITIONS

On January 3, 2023, we acquired 100% of the issued and outstanding membership interest of Producers Service Holdings LLC (“Producers”), an employee-owned pressure pumping services provider serving Appalachia and the Mid-Continent, for a total purchase consideration of $36.5 million, consisting of (i) Class A common stock valued at $12.9 million based on the acquisition date closing price of $21.40; (ii) cash consideration of $1.4 million; (iii) a working capital adjustment of $8.3 million paid in cash to the sellers of Producers in May 2023; and (iv) our pre-existing investment of $13.9 million. Throughout the six months ended June 30, 2023, we integrated Producers' operations. As a result, we track all stimulation services assets as one group and it would be impracticable to separately report Producers' revenues or pretax earnings subsequent to the acquisition.

On February 24, 2023, we acquired 100% of the issued and outstanding membership interests in (i) Performance Proppants, LLC, (ii) Red River Land Holdings, LLC, (iii) Performance Royalty, LLC, (iv) Performance Proppants International, LLC, and (v) Sunny Point Aggregates, LLC (together, “Performance Proppants”) for a total purchase consideration of $462.5 million, consisting of (i) Class A common stock valued at $6.2 million based on the acquisition date closing price of $19.67; (ii) cash consideration of $454.4 million; and (iii) the settlement of a pre-existing receivable of $4.2 million; reduced by (iv) a post-closing working capital adjustment of $2.3 million finalized and paid to us. Performance Proppants is a frac sand provider in the Haynesville basin. During the three months and six months ended June 30, 2023, our unaudited condensed consolidated statements of operations include revenues of $60.2 million and $82.9 million, respectively, and pretax income of $28.0 million and $35.4 million, respectively, related to the Performance Proppants acquisition.

We accounted for these acquisitions as business combinations. The following table reflects pro forma revenues and net income for the three months ended June 30, 2023 and 2022 and the six months ended June 30, 2023 and 2022 as if our 2022 and 2023 acquisitions had taken place on January 1, 2022. These unaudited pro forma amounts are not necessarily indicative of results that would have actually been obtained during the periods presented or that may be obtained in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2023	2022	2023	2022
Revenues	$709.2	$780.6	$1,597.4	$1,335.4
Net income (loss)	$(4.6)	$63.5	$62.6	$10.5

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

The following table represents our preliminary allocation of total purchase consideration of Producers and Performance Proppants to the identifiable assets acquired and liabilities assumed based on the fair values on their acquisition dates:

	Producers	Performance Proppants	Total
Cash and cash equivalents	$0.3	$2.0	$2.3
Accounts receivable	7.5	14.8	22.3
Prepaid expenses and other assets	1.1	0.6	1.7
Inventories	2.8	7.5	10.3
Property, plant and equipment	29.5	476.9	506.4
Intangible assets	—	5.6	5.6
Total identifiable assets acquired	41.2	507.4	548.6
Accounts payable	10.9	16.7	27.6
Accrued expenses	0.7	2.8	3.5
Current portion of long-term debt	0.2	1.8	2.0
Other current liabilities	—	53.8	53.8
Non-current portion of debt	0.1	0.9	1.0
Other non-current liabilities	—	42.3	42.3
Total liabilities assumed	11.9	118.3	130.2
Goodwill	7.2	73.4	80.6
Total purchase consideration	$36.5	$462.5	$499.0

We generally used the cost approach to value acquired property, plant and equipment adjusted for the age, condition and utility of the associated assets. The market approach valuation technique was used for assets that had comparable market data available. Included in Performance Proppants property, plant and equipment valuation is mineral reserves valued at $248.3 million using the income approach, which is predicated upon the value of the future cash flows that an asset will generate over its economic life. The intangible assets related to the Performance Proppants acquisition represent customer relationships and the fair value was determined using the with-and-without method which is an income approach and considers the time needed to rebuild the customer base.

The amounts allocated to goodwill are attributable to the organized workforce and potential or expected synergies. The goodwill for Producers and Performance Proppants was recognized in the stimulation services and proppant production segments, respectively. We estimate that substantially all of the goodwill will be deductible for income tax purposes.

The allocations of purchase price to the identifiable assets acquired and liabilities assumed for these acquisitions are preliminary and subject to revisions during the measurement period, up to one year from the date the acquisition closed. These determinations include the use of estimates based on information that was available at the time these unaudited condensed consolidated financial statements were prepared. We believe that the estimates used are reasonable; however, the estimates are subject to change as additional information becomes available.

In June 2023, we finalized a $5.3 million post-closing working capital adjustment related to our December 2022 acquisition of REV Energy Holdings, LLC ("REV"), which resulted in a reduction to the principal balance of our long-term debt payable to REV and a corresponding decrease to goodwill for the same amount.

NOTE 3. INVENTORIES

Inventory is comprised of the following:

	June 30, 2023	December 31, 2022
Raw materials and supplies	$117.8	$78.7
Work in process	17.7	9.7
Finished products and parts	169.3	161.1
Total	$304.8	$249.5

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

NOTE 4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net is comprised of the following:

	June 30, 2023	December 31, 2022
Machinery and equipment	$2,034.8	$1,671.7
Mining property and mine development	420.3	172.1
Buildings and leasehold improvements	106.7	62.0
Land	56.8	44.3
Office equipment, software and other	9.4	7.3
Construction in progress	196.5	156.1
Total	2,824.5	2,113.5
Less: accumulated depreciation, depletion and amortization	(912.9)	(717.1)
Property, plant, and equipment, net	$1,911.6	$1,396.4

NOTE 5. ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	June 30, 2023	December 31, 2022
Employee compensation and benefits	$28.0	$41.0
Sales, use, and property taxes	21.0	20.1
Insurance	7.5	7.4
Interest	21.9	17.5
Income taxes	12.9	0.7
Tax receivable agreement	3.3	3.3
Other	29.9	25.4
Total accrued expenses	$124.5	$115.4

NOTE 6. LONG-TERM DEBT

Long-term debt is comprised of the following:

	June 30, 2023	December 31, 2022
Third party:
Term loan	$809.6	$519.2
ABL credit facility	252.9	234.3
Monarch note	76.5	87.5
First Financial loan	7.9	16.6
Flotek convertible notes	—	12.7
Other	23.7	26.3
Related party:
REV Note	13.7	39.0
Equify notes	21.3	23.8
Total principal amount	1,205.6	959.4
Less: unamortized debt discounts, premiums, and issuance costs	(36.4)	(34.0)
Less: current portion of long-term debt	(114.4)	(127.6)
Total long-term debt	$1,054.8	$797.8

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

Term Loan Facility

In February 2023, we amended the term loan facility to, among other things, increase the size of the term loan facility, and we borrowed $320.0 million under the facility to help fund our acquisition of Performance Proppants and for general corporate purposes.

The term loan facility requires quarterly payments as well as payments based on a percentage of 25% to 50% of excess cash flow (as defined in the term loan facility). The applicable percentage of excess cash flow depends on our leverage ratio as of the last day of the applicable fiscal quarter. During the six months ended June 30, 2023, we repaid $29.6 million of borrowings outstanding under our term loan facility.

ABL Credit Facility

In February 2023, we amended the ABL credit facility to, among other things, increase the maximum availability to $400.0 million.

As of June 30, 2023, the maximum availability under the ABL credit facility was the aggregate lender commitments of $400.0 million with $252.9 million of borrowings outstanding and $10.5 million of letters of credit outstanding, resulting in approximately $136.6 million of remaining availability.

Flotek Convertible Notes

In February 2023, Flotek's convertible notes matured and all $12.7 million principal amount were converted to shares of Flotek common stock, which is classified as "Noncontrolling interests" in our unaudited condensed consolidated balance sheets.

Debt Compliance

Both the term loan facility and the ABL credit facility contain certain customary representations and warranties and affirmative and negative covenants. As of June 30, 2023, we were in compliance with these covenants.

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

U.S. Well Services Inc. and U.S. Well Services, LLC (collectively, “USWS”) v. Halliburton Company and Cimarex Energy Co. (collectively, “Halliburton”)

In April 2021, USWS filed a patent infringement suit against Halliburton in United States District Court for the Western District of Texas Waco Division. In the suit, USWS alleges willful infringement of seven U.S. patents based on Halliburton’s “All-Electric Fracturing Fleet.” The trial is scheduled to begin on August 24, 2023.

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

Payments will generally be made under the TRA as ProFrac Corp. realizes actual cash tax savings from the tax benefits covered by the TRA. As a result of the conversion of all our Class B common stock to Class A common stock (see Note 8) and the tax effect of this transaction, we recorded a $58.9 million noncurrent TRA liability. The recognition of the TRA liability was recorded as an equity transaction because the holders of Class B common stock and their affiliates control us through their Class A common stock holdings. As of June 30, 2023, the current liability for our TRA obligation was an additional $3.3 million.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

NOTE 8. REDEEMABLE NONCONTROLLING INTEREST

ProFrac Corp.’s only material asset is an equity interest consisting of units representing limited liability company interests in ProFrac LLC (the “Units”). As the sole managing member of ProFrac LLC, ProFrac Corp. consolidates the financial results of ProFrac LLC and its subsidiaries and reports a noncontrolling interest related to the portion of Units not owned by ProFrac Corp. Historically, the holders of Units not owned by ProFrac Corp. also held shares of ProFrac Corp.’s Class B common stock, such that a single share of Class B common stock is issued for each Unit not owned by ProFrac Corp.

Pursuant to the Third Amended and Restated Limited Liability Company Agreement of ProFrac LLC and the Second Amended and Restated Certificate of Incorporation of ProFrac Corp., certain members of ProFrac LLC have had the right to cause ProFrac LLC to redeem all or a portion of each such member's Units, together with the surrender of the same number of each such member's shares of Class B common stock, for an equivalent number of shares of Class A common stock or, at the election of our board of directors, cash. In connection with the exercise of such redemption, a corresponding number of shares of Class B common stock will be canceled. The redemption election is not considered to be within our control because the holders of Class B common stock and their affiliates control us through direct representation on our board of directors. As a result, we present the noncontrolling interests in ProFrac LLC as redeemable noncontrolling interests outside of permanent equity.

In April 2023, all the eligible holders of the Units (the "Redeeming Members") submitted redemption notices with respect to all of their Units, representing an aggregate of 104.2 million ProFrac LLC units (the "Redeemed Units"), together with the surrender and delivery of the same number of shares of our Class B common stock. The Redeeming Members include entities owned or affiliated with ProFrac Corp.'s controlling stockholders, Dan Wilks and Farris Wilks, as well as Matthew D. Wilks, our Executive Chairman, an entity affiliated with Johnathan L. Wilks, our Chief Executive Officer, and Coy Randle, a member of our board of directors.

In April 2023, we delivered a written notice to ProFrac LLC and the Redeeming Members setting forth our election to exercise our right to purchase directly and acquire the Redeemed Units, together with the surrender and delivery of the same number of shares of our Class B common stock from the Redeeming Members.

We subsequently acquired the Redeemed Units from the Redeeming Members by issuing an aggregate of 101.1 million shares of Class A common stock on or about April 10, 2023 and the remaining 3.1 million shares on or about April 13, 2023. The surrendered shares of Class B common stock were canceled, and no shares of our Class B common stock remain issued and outstanding. The phrase "conversion of Class B common stock to Class A common stock" used throughout this document refers to the April 2023 transactions described above.

Activity related to the redeemable noncontrolling interest is as follows:

Balance as of December 31, 2022	$2,462.9
Class A shares issued in acquisitions	9.5
Net income	42.0
Stock-based compensation	1.9
Stock-based compensation related to deemed contribution	6.7
Foreign currency translation adjustments	0.1
Adjustment of redeemable noncontrolling interest to redemption amount (1)	(1,268.2)
Balance as of March 31, 2023	1,254.9
Net loss	(0.2)
Stock-based compensation	0.1
Stock-based compensation related to deemed contribution	0.6
Foreign currency translation adjustments	—
Adjustment of redeemable noncontrolling interest to redemption amount (2)	57.9
Conversion of Class B common stock to Class A common stock	(1,313.3)
Balance as of June 30, 2023	$—

(1)
Based on 104.2 million shares of Class B common stock outstanding and the 10-day VWAP of Class A common stock of $12.04 at March 31, 2023.
(2)
Based on 104.2 million shares of Class B common stock outstanding and the 10-day VWAP of Class A common stock of $12.60 at April 7, 2023.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

NOTE 9. VARIABLE INTEREST ENTITY

As a result of our investment in and contractual relationship with Flotek Industries, Inc. ("Flotek"), Flotek meets the definition of a VIE and we are the primary beneficiary. Accordingly, we have consolidated the operating results, assets and liabilities of Flotek. In May 2023, a portion of our Flotek convertible notes matured and were converted into 63.5 million shares of Flotek common stock. As of June 30, 2023, we owned approximately 43% of Flotek's outstanding common stock.

As of June 30, 2023 and December 31, 2022, $73.2 million and $79.2 million, respectively, of Flotek's assets and $59.2 million and $72.0 million, respectively, of Flotek's liabilities are included in our unaudited condensed consolidated balance sheets. These amounts are exclusive of goodwill and are after intercompany eliminations. The assets of Flotek can only be used to settle its obligations and the creditors of Flotek have no recourse to our assets. Our exposure to Flotek is generally limited to the carrying value of our equity and variable interest.

NOTE 10. REVENUE FROM CONTRACTS WITH CUSTOMERS

We believe that disaggregating our revenue by reportable segment (see Note 15) provides the information necessary to understand the nature, amount, timing and uncertainty of our revenues and cash flows.

Contract Balances with Customers

Our contract assets are included in “Accounts receivable” in our unaudited condensed consolidated balance sheets. Accounts receivable consist of invoiced amounts or amounts for which we have a right to invoice based on services completed or products delivered.

Our current and non-current contract liabilities are included in “Other current liabilities” and “Other liabilities,” respectively, in our unaudited condensed consolidated balance sheets. Our contract liabilities consist of deferred revenues from advance consideration received from customers related to future performance of service or delivery of products and off-market contract liabilities from unfavorable contracts recognized in connection with our business acquisitions in the Proppant Production segment.

Deferred revenues, including revenue recognized during the three months and six months ended June 30, 2023 relating to amounts included in contract liabilities at the beginning of the period, are not material to our unaudited condensed consolidated financial statements.

During the six months ended June 30, 2023, we recorded additional off-market contract liabilities amounting to $85.0 million from the Performance Proppants acquisition (see Note 2). During the three months and six months ended June 30, 2023, we recorded the related amortization of $16.5 million and $24.6 million, respectively, to revenue. As of June 30, 2023, our off-market contract liabilities amounted to $84.1 million and the related estimated future amortization to revenue is $33.0 million for the remainder of 2023, $43.5 million in 2024 and $7.6 million in 2025.

Performance Obligations

Certain of our Proppant Production contracts contain multiple performance obligations to provide a minimum quantity of proppant products to our customers in future periods. For these contracts, the transaction price is allocated to each performance obligation at estimated selling prices and we recognize revenue as we satisfy these performance obligations. As of June 30, 2023, the aggregate amount of transaction price allocated to unsatisfied performance obligations was $486.9 million, and we expect to perform these obligations and recognize revenue of $159.0 million for the remainder of 2023, $189.7 million in 2024, $80.2 million in 2025, $43.5 million in 2026 and $14.5 million in 2027.

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

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

NOTE 11. OTHER OPERATING EXPENSE, NET

Other operating expense, net is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Gain) loss on disposal of assets	$(0.5)	$2.2	$1.0	$2.0
Litigation expenses and accruals for legal contingencies	7.4	4.0	13.2	4.0
Reorganization costs	—	(0.1)	—	—
Acquisition earnout adjustment	(3.6)	—	(6.6)	—
Provision for credit losses, net of recoveries	—	—	0.1	—
Total	$3.3	$6.1	$7.7	$6.0

(Gain) loss on disposal of assets, net consists of gains and losses on the sale of excess property, early equipment failures and other asset dispositions.

Litigation expenses and accruals for legal contingencies generally represent legal and professional fees incurred in litigation as well as estimates for loss contingencies with regards to certain vendor disputes and litigation matters. In the six months ended June 30, 2023, these costs represent litigation costs incurred in connection with a patent infringement lawsuit against Halliburton. See Note 7 for a discussion of significant litigation matters.

The acquisition earnout adjustment represents a decrease in the fair value of the contingent consideration related to our acquisition of REV in December 2022.

NOTE 12. INCOME TAXES

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

In connection with our initial public offering in May 2022, we reorganized and ProFrac LLC became partially owned by ProFrac Corp., a C-corporation. ProFrac Corp. is a taxable entity and is required to account for its income taxes under the asset and liability method for periods subsequent to May 17, 2022.

We record income taxes for interim periods based on an estimated annual effective tax rate. The estimated annual effective rate is recomputed on a quarterly basis and may fluctuate due to changes in forecasted annual operating income, positive or negative changes to the valuation allowance for net deferred tax assets and changes to actual or forecasted permanent book to tax differences. Our effective tax rate for the six months ended June 30, 2023 was 22.8%, compared with 4.9% in the same period in 2022. The difference between our effective tax rate and the federal statutory rate in 2022 related to the income that was earned within the financial statement consolidated group that is not subject to tax within the financial statement consolidated group.

The conversion of our Class B common stock to Class A common stock (see Note 8) resulted in a shift from a net deferred tax asset position before the conversion to a net deferred tax liability position after the conversion. As of June 30, 2023, our net deferred tax liability was $77.6 million. The recognition of the net deferred tax liability was recorded as an equity transaction because the holders of Class B common stock and their affiliates control us through their Class A common stock holdings.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

NOTE 13. EARNINGS PER SHARE

The calculation of earnings per common share ("EPS") for our Class A common stock is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net (loss) income attributable to ProFrac Holding Corp.	$(2.9)	$6.6	$19.1	$6.6
Net loss reallocated to dilutive Class A common shares	—	—	—	—
Net (loss) income attributable to ProFrac Holding Corp. used for diluted earnings per Class A common share	$(2.9)	$6.6	$19.1	$6.6

Denominator:
Weighted average Class A common shares used for basic EPS computation	148.8	40.1	101.9	40.1
Dilutive potential of employee restricted stock units	—	—	0.2	—
Weighted average Class A common shares used for diluted EPS computation	148.8	40.1	102.1	40.1

Basic and diluted (loss) earnings per Class A common share	$(0.02)	$0.16	$0.19	$0.16

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS

Recurring Measurements

Our assets and liabilities measured at fair value on a recurring basis consist of the following:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
As of June 30, 2023:
Assets - investment in BPC	$—	$—	$43.4

Liabilities:
Munger make-whole provision	$—	$—	$8.9
Warrants	0.1	—	—
Total	$0.1	$—	$8.9

As of December 31, 2022:
Assets - investment in BPC	$—	$—	$53.6

Liabilities:
Earnout payment	$—	$—	$6.6
Munger make-whole provision	—	—	0.4
Warrants	1.1	—	—
Total	$1.1	$—	$7.0

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

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

The fair value of the earnout payment was estimated using a Black-Scholes model, adjusted for the capped amount of the earnout. The fair value was discounted using a company specific credit spread to account for the counterparty credit risk in making the payment. The significant unobservable inputs used in the fair value measurement are the risk-free rate, credit spread of the acquirer, discount rate, forecasted results and volatility.

The fair value of the Munger make-whole provision was estimated using a Black-Scholes model. The significant unobservable inputs used in the fair value measurement are the risk-free rate and volatility. In May 2023, the expiration date of the Munger make-whole provision was extended until May 17, 2024.

The following is a reconciliation of our recurring Level 3 fair value measurements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$40.3	$78.3	$46.6	$—
Acquisition of Flotek convertible notes	—	—	—	20.0
Acquisition of investment in BPC	—	—	—	46.0
Transfer of Investment in BPC to Level 3 fair value measurement	—	—	—	4.2
Change in fair value of Level 3 fair value measurements	(5.8)	—	(12.1)	8.1
Balance at end of period	$34.5	$78.3	$34.5	$78.3

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

The carrying amounts of our term loan facility and ABL credit facility approximate fair value due to the variable interest rate. The fair value of our fixed rate debt, which includes the Monarch note, the REV note and the Equify note was as follows:

	June 30, 2023	December 31, 2022
Carrying amount of fixed rate debt	$104.9	$132.6
Fair value of fixed rate debt	$112.3	$142.5

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

NOTE 15. BUSINESS SEGMENTS

We manage our business segments primarily on the type of product or services provided. We have three reportable segments which we operate within the United States of America: stimulation services, proppant production and manufacturing. Amounts in the other category reflect our business activities that are not separately reportable, which primarily includes Flotek for the periods presented.

We evaluate the performance of our segments based on Adjusted EBITDA. We define Adjusted EBITDA as our net income (loss) before (i) interest expense, net, (ii) income taxes, (iii) depreciation, depletion and amortization, (iv) (loss) gain on disposal of assets, net, (v) stock-based compensation, and (vi) other charges, such as reorganization costs and other costs related to our initial public offering, certain credit losses, gain (loss) on extinguishment of debt, unrealized gain (loss) on investments, acquisition and integration expenses, litigation expenses and accruals for legal contingencies and acquisition earnout adjustments.

Summarized financial information for our reportable segments is as follows:

	Stimulation Services	Proppant Production	Manufacturing	Other	Eliminations	Total
Three months ended June 30, 2023:
Revenue
External customers	$607.7	$75.4	$8.3	$17.8	$—	$709.2
Intercompany	0.5	34.4	22.8	33.9	(91.6)	—
Total Revenue	$608.2	$109.8	$31.1	$51.7	$(91.6)	$709.2

Adjusted EBITDA	$122.9	$57.8	$3.1	$(1.3)	$—	$182.5

Three months ended June 30, 2022:
Revenue
External customers	$574.7	$6.2	$2.9	$6.0	$—	$589.8
Intercompany	1.8	11.3	32.0	9.3	(54.4)	—
Total Revenue	$576.5	$17.5	$34.9	$15.3	$(54.4)	$589.8

Adjusted EBITDA	$196.2	$12.5	$6.8	$(7.4)	$—	$208.1

Six months ended June 30, 2023:
Revenue
External customers	$1,394.4	$131.2	$11.7	$29.4	$—	$1,566.7
Intercompany	4.0	60.8	86.5	71.5	(222.8)	—
Total Revenue	$1,398.4	$192.0	$98.2	$100.9	$(222.8)	$1,566.7

Adjusted EBITDA	$328.6	$99.1	$11.1	$(9.2)	$—	$429.6

Six months ended June 30, 2022:
Revenue
External customers	$910.6	$10.1	$8.1	$6.0	$—	$934.8
Intercompany	2.1	19.8	58.8	9.3	(90.0)	—
Total Revenue	$912.7	$29.9	$66.9	$15.3	$(90.0)	$934.8

Adjusted EBITDA	$269.8	$20.4	$12.9	$(7.4)	$—	$295.7

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

The following table reconciles total Adjusted EBITDA to net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Adjusted EBITDA	$182.5	$208.1	$429.6	$295.7
Interest expense, net	(41.0)	(13.4)	(75.9)	(22.7)
Depreciation, depletion and amortization	(108.9)	(64.4)	(219.2)	(109.0)
Income taxes	(9.6)	(3.9)	(16.3)	(4.5)
Gain (loss) on disposal of assets, net	0.5	(2.2)	(1.0)	(2.0)
(Loss) gain on extinguishment of debt	—	(8.8)	4.1	(17.1)
Acquisition earnout adjustment	3.6	—	6.6	—
Stock-based compensation	(2.4)	(1.5)	(5.3)	(1.5)
Stock-based compensation related to deemed contributions	(7.4)	(38.9)	(17.6)	(38.9)
Provision for credit losses, net of recoveries	—	—	(0.1)	—
Reorganization costs	—	0.1	—	—
Acquisition and integration costs	(5.2)	(4.1)	(17.5)	(17.1)
Litigation expenses and accruals for legal contingencies	(7.4)	(4.0)	(13.2)	(4.0)
Unrealized (loss) gain on investments, net	(9.3)	0.4	(19.0)	8.5
Net (loss) income	$(4.6)	$67.4	$55.2	$87.4

Segments assets are comprised of the following:

	June 30, 2023	December 31, 2022
Total assets:
Stimulation Services	$2,592.5	$2,647.9
Proppant Production	1,108.4	477.1
Manufacturing	208.7	140.5
Other	187.6	193.7
Total segment assets	4,097.2	3,459.2
Eliminations	(646.4)	(525.6)
Total assets	$3,450.8	$2,933.6

NOTE 16. RELATED PARTY TRANSACTIONS

In the normal course of business, we have entered into transactions with related parties where Messrs. Dan Wilks and Farris Wilks and entities owned by or affiliated with them (collectively, the "Wilks Parties") hold a controlling financial interest. During the three and six months ended June 30, 2023 and 2022, we had related party transactions with the following related party entities:

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

The following table summarizes revenue from related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Flying A	$2.7	$0.5	$4.2	$1.9
Carbo	—	0.6	0.7	0.8
Total	$2.7	$1.1	$4.9	$2.7

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

The following table summarizes expenditures with related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Automatize	$46.5	$35.6	$89.8	$49.9
FHE	0.1	4.1	1.0	7.3
Wilks Brothers	5.9	8.5	12.2	8.8
Related Lessors	4.4	3.4	6.9	4.6
Wilks Construction	1.9	12.5	6.8	13.4
Wilks Earthworks	3.3	—	4.8	—
Equify Financial	2.2	0.2	4.4	1.0
3 Twenty-Three	1.3	—	1.3	0.2
Carbo	0.3	0.1	1.0	0.1
Other	—	0.1	—	0.1
Total	$65.9	$64.5	$128.2	$85.4

The following table summarizes accounts receivable–related party:

	June 30, 2023	December 31, 2022
Flying A	$4.6	$1.5
Carbo	0.8	0.1
Interstate	0.3	0.3
Other	—	0.2
Total accounts receivable—related party	$5.7	$2.1

The following table summarizes accounts payable–related party:

	June 30, 2023	December 31, 2022
Automatize	$23.4	$8.8
Wilks Brothers	5.5	7.1
Wilks Construction	1.6	7.9
Wilks Earthworks	1.7	—
Equify	0.7	—
Carbo	0.6	0.2
Total accounts payable—related party	$33.5	$24.0

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

In June 2023, we arranged to sell certain surplus equipment and inventory components and to assign certain pre-orders for equipment to Flying A, at prices which we believe to be fair market value, for a total consideration of $36.3 million. As of June 30, 2023, we received the proceeds from this sale. Subsequent to June 30, 2023, Flying A requested changes to the mix of the assets being sold to it by the Company without altering the total consideration, and the Company and Flying A agreed to add to the transaction agreement a most favored nation clause on pricing and a condition to closing that the Company’s Audit Committee approve the final mix of assets to be transferred to Flying A. We expect to deliver these components to Flying A in the second half of 2023. We accounted for this transaction as a related party deposit presented as "Other current liabilities - related party" in our unaudited condensed consolidated balance sheet as of June 30, 2023. Additionally, our cash flows from operating activities during the six months ended June 30, 2023, included an increase in "Other liabilities" for $36.3 million.

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

We operate in three reportable business segments: stimulation services, proppant production and manufacturing. Our stimulation services segment owns and operates a fleet of mobile hydraulic fracturing units and other auxiliary equipment that generates revenue by providing stimulation services to our customers. Our proppant production segment provides proppant to oilfield service providers and E&P companies. Our manufacturing segment sells highly engineered, tight tolerance machined, assembled, and factory tested products such as high horsepower pumps, valves, piping, swivels, large-bore manifold systems, seats, and fluid ends.

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

Summary Financial Results

•
Consolidated revenues for the three and six months ended June 30, 2023, was $709.2 million and $1,566.7 million, which represented an increase of $119.4 million and $631.9 million, respectively, from the same periods in 2022.
•
Consolidated revenues in the second quarter of 2023 decreased $148.3 million from the first quarter of 2023, which was driven primarily by a lower average active fleet count and associated material sales, when compared to the first quarter of 2023.
•
Consolidated net loss for the three months ended June 30, 2023, was $4.6 million, which represented a decrease of $72.0 million from the same period in 2022. Consolidated net income for the six months ended June 30, 2023, was $55.2 million, which represented a decrease of $32.2 million from the same period in 2022.

2023 Developments

As we look forward to the remainder of 2023, we are deploying a more disciplined approach to capital allocation to align with our customers' activity levels. We lowered our active fleets in June and again in August, and as a result of these fleet reductions, we have made meaningful reductions to our cost structure that we believe will help maintain per fleet profitability metrics.

On January 3, 2023, we acquired 100% of the issued and outstanding membership interest of Producers, an employee-owned pressure pumping services provider serving Appalachia and the Mid-Continent, for approximately $36.5 million consisting of (i) the issuance of our Class A common stock valued at $12.9 million; (ii) cash consideration of $1.4 million; (iii) a working capital adjustment of $8.3 million paid in cash to the sellers of Producers in May 2023; and (iv) our pre-existing investment of $13.9 million.

On February 24, 2023, we acquired 100% of the issued and outstanding membership interests in Performance Proppants for an aggregate purchase price of $462.5 million consisting of (i) the issuance of our Class A common stock valued at $6.2 million; (ii) cash consideration of $454.4 million; and (iii) the settlement of a pre-existing receivable of $4.2 million; reduced by (iv) a post-closing working capital adjustment of $2.3 million finalized and paid to us.

Results of Operations

Revenues

Revenues by reportable segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Stimulation services	$608.2	$576.5	$1,398.4	$912.7
Proppant production	109.8	17.5	192.0	29.9
Manufacturing	31.1	34.9	98.2	66.9
Other	51.7	15.3	100.9	15.3
Eliminations	(91.6)	(54.4)	(222.8)	(90.0)
Total revenues	$709.2	$589.8	$1,566.7	$934.8

Stimulation Services. Stimulation services revenues for the three months ended June 30, 2023 increased by $31.7 million from the same period in 2022. This increase was primarily attributable to an increase in average active fleets, which was partially offset by lower fleet utilization and pricing. Stimulation services revenues for the six months ended June 30, 2023 increased by $485.7 million from the same period in 2022. This increase was attributable to an increase in average active fleets and higher pricing in the first three months of 2023.

Proppant Production. Proppant production revenues for the three and six months ended June 30, 2023 increased by $92.3 million and $162.1 million, respectively, from the same periods in 2022. The increases were primarily attributable to acquisitions which increased the number of mines operated and the related tonnage mined. During the three months and six months ended June 30, 2023, approximately 31% and 32%, respectively, of the Proppant Production segment's revenues were intercompany, compared with 64% and 66%, respectively, in the same periods last year.

Manufacturing. Manufacturing revenues for the three months ended June 30, 2023 decreased by $3.8 million from the same period in 2022 which was attributable to decreased intercompany demand for our products. Manufacturing revenues for the six months ended June 30, 2023 increased by $31.3 million from the same period in 2022. The increase was primarily attributable to an increase in demand for our products due to increased activity levels from internal and external customers for manufactured components utilized in the oilfield service industry. During the three months and six months ended June 30, 2023, approximately 73% and 88%, respectively, of the Manufacturing segment's revenues were intercompany, compared with 92% and 88%, respectively, in the same periods last year.

Other. Other revenues for the three and six months ended June 30, 2023 increased by $36.4 million and $85.6 million, respectively, from the same periods in 2022. The increase was attributable to the consolidation of Flotek beginning in May 2022. During the three months and six months ended June 30, 2023, approximately 66% and 71%, respectively, of other revenue was intercompany, compared with 61% and 61%, respectively, in the same periods last year.

Cost of Revenues

Cost of revenues by reportable segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues, exclusive of depreciation, depletion, and amortization:
Stimulation services	$439.8	$344.5	$977.8	$593.0
Proppant production	47.4	9.3	85.6	13.5
Manufacturing	23.8	20.7	78.9	40.1
Other	48.6	19.1	94.3	19.1
Eliminations	(91.8)	(54.4)	(222.9)	(90.0)
Total cost of revenues, exclusive of depreciation, depletion, and amortization	$467.8	$339.2	$1,013.7	$575.7

Stimulation Services. Stimulation services cost of revenues for the three months ended June 30, 2023 increased by $95.3 million from the same period in 2022. Stimulation services cost of revenues for the six months ended June 30, 2023 increased by $384.8 million from the same period in 2022. These increases were primarily attributable to an increase in average active fleets and increased volume and cost of fracturing materials.

Proppant Production. Proppant production cost of revenues for the three and six months ended June 30, 2023 increased by $38.1 million and $72.1 million, respectively, from the same periods in 2022. The increase was primarily attributable to acquisitions which increased the number of mines operated and the related tonnage mined.

Manufacturing. Manufacturing cost of revenues for the three and six months ended June 30, 2023 increased by $3.1 million and $38.8 million, respectively, from the same periods in 2022. The increase was primarily attributable to increases in demand for our products as well as the cost of raw materials.

Other. Other cost of revenues for the three and six months ended June 30, 2023 increased by $29.5 million and $75.2 million, respectively, from the same periods in 2022. The increase was attributable to the consolidation of Flotek beginning in May 2022.

Selling, General and Administrative

Selling, general and administrative expenses are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Selling, general and administrative:
Selling, general and administrative, excluding stock-based compensation	$60.5	$43.2	$125.3	$64.2
Stock-based compensation related to deemed contributions	7.4	38.8	17.6	38.8
Stock-based compensation	2.4	1.5	5.3	1.5
Total selling, general and administrative	$70.3	$83.5	$148.2	$104.5

Selling, general and administrative expenses, excluding stock-based compensation for the three and six months ended June 30, 2023 increased by $17.3 million and $61.1 million, respectively, from the same periods in 2022. The increases were primarily due to higher labor and non-labor costs associated with our acquisitions. Subsequent to June 30, 2023, we adjusted our cost structure to right size our organization, through the acceleration of acquisition synergies and headcount reductions.

Depreciation, Depletion, and Amortization

Depreciation, depletion, and amortization for the three and six months ended June 30, 2023 and 2022 increased by $44.5 million and $110.2 million, respectively, from the same periods in 2022. The increases were primarily attributable to the impact of the acquisitions made subsequent to June 30, 2022 and increased capital expenditures in recent periods.

Acquisition and Integration Costs

Acquisition and integration costs primarily relate to professional fees, severance and other costs associated with our acquisition and integration activities. These costs for the three months and six months ended June 30, 2023 and 2022 increased by $1.1 million and $0.4 million, respectively.

Other Operating (Income) Expense, Net

Other operating expense, net for the three months and six months ended June 30, 2023 were $3.3 million and $7.7 million, respectively, compared with other operating expense, net of $6.1 million and $6.0 million for the three months and six months ended June 30, 2022, respectively. The increases were primarily attributable to $7.4 million and $13.2 million related to legal costs incurred in connection with a patent infringement lawsuit against Halliburton (see Note 7), for the three months and six months ended June 30, 2023, respectively. These increased costs were partially offset by non-cash gains of $3.6 million and $6.6 million related to the change in fair value of an acquisition earnout during the three months and six months ended June 30, 2023, respectively.

Interest Expense, Net

Interest expense, net of interest income, for the three and six months ended June 30, 2023 was $41.0 million and $75.9 million, respectively, compared with $13.4 million and $22.7 million, respectively, in the same periods in 2022. These increases were due to higher average debt balances and higher average interest rates for our term loan facility and ABL credit facility in both the three months and six months ended June 30, 2023.

Gain (Loss) on Extinguishment of Debt

In the six months ended June 30, 2023, we recognized a net gain of $4.1 million, which was primarily due to the forgiveness of Flotek's Paycheck Protection Program loan. In the three months and six months ended June 30, 2022, we recognized $8.8 million and $17.1 million loss on extinguishment of debt as a result of debt refinancing transactions and debt repayments.

Other (Expense) Income, Net

For the three and six months ended June 30, 2023 we recognized non-cash losses of $7.7 million and $17.1 million, respectively, primarily related to the change in fair value of our Munger make-whole provision and a decrease in the fair value of our investment in BPC. In May 2023, the expiration date of the Munger make-whole provision was extended until May 17, 2024. See our Annual Report for more information on the Munger make-whole provision. For the three months and six months ended June 30, 2022 we recognized non-cash income of $1.0 million and $9.2 million, respectively, related to the change in fair value of our investment in Flotek's convertible notes.

Income Taxes

Income taxes for the three months and six months ended June 30, 2023 were $9.6 million and $16.3 million, respectively, compared with $3.9 million and $4.5 million, respectively, in the same periods in 2022. The increases were due to our corporate reorganization to a taxable entity in connection with our initial public offering in May 2022. Our effective tax rate for the six months ended June 30, 2023 was 22.8%, compared with 4.9% in the same period in 2022. The difference between our effective tax rate and the federal statutory rate in 2022 related to the income that was earned within the financial statement consolidated group that is not subject to tax within the financial statement consolidated group.

Liquidity and Capital Resources

We have excluded cash and other sources of liquidity related to our VIE from the following discussion of our liquidity and capital resources as we do not have the ability to access or use these items in our operations. As of June 30, 2023, there is substantial doubt about our VIE's ability to continue as a going concern. We believe that this substantial doubt does not materially affect our business, financial condition or results of operation as we do not guarantee any of our VIE's liabilities.

Sources of Liquidity

Historically, our primary sources of liquidity have been borrowings under our term loan facility or ABL credit facility and cash flows from operations.

At June 30, 2023, we had $18.1 million of cash and cash equivalents, excluding Flotek, and $136.6 million available for borrowings under our ABL credit facility, resulting in a total liquidity position of $154.7 million. Refer to Note 6 in the notes to our unaudited condensed consolidated financial statements contained herein and our Annual Report for more information regarding our ABL credit facility.

We believe that our cash and cash equivalents, cash provided by operations and the availability under our ABL credit facility will be sufficient to fund our capital expenditures and satisfy our financial obligations for at least the next 12 months. Our management regularly evaluates our debt obligations and, where necessary, alters our strategy to ensure ongoing compliance with our existing debt covenants, including most recently taking steps designed to ensure ongoing compliance with our leverage ratio. There can be no assurance that our management will be successful in these efforts.

Cash Flows

Cash flows provided by (used in) each type of activity were as follows:

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$387.2	$84.5
Investing activities	(641.7)	(388.3)
Financing activities	244.4	374.2
Net change in cash, cash equivalents, and restricted cash	$(10.1)	$70.4

Operating Activities. The $302.7 million increase in net cash provided by operating activities was due to higher earnings after adjustments for non-cash reconciling items as well as increased cash provided by the net change in operating assets and liabilities. The increased cash provided by the net change in operating assets and liabilities was primarily due to a decrease in our accounts receivable balance, an increase in our accounts payable balance, and an increase in our other liabilities balance for the cash deposit received from Flying A as of June 30, 2023.

Investing Activities. The $253.4 million increase in net cash used in investing activities was primarily due to an increase of $204.6 million in cash paid for acquisitions and an increase of $65.2 million of capital expenditures to support our larger fleet, and for growth initiatives such as building electric-powered hydraulic fracturing fleets and engine upgrades to convert legacy pumps to next generation technology. These increases were partially offset by a decrease of $44.7 million in proceeds from the sale of assets in the six months ended June 30, 2023 as well as our $47.2 million investment in BPC and our $10.0 million initial investment in Flotek in the six months ended June 30, 2022.

Financing Activities. The $129.8 million decrease in net cash provided by financing activities was primarily due to a decrease of $301.7 in net proceeds from the issuance of common stock offset by a $99.7 million increase in net borrowings of long-term debt and revolving credit agreements and a decrease of $72.9 million in payment of THRC related equity.

Cash Requirements

Our material cash requirements have consisted of, and we anticipate will continue to consist of the following:

•
debt service obligations, including interest,
•
capital expenditures, and
•
acquisitions of strategic businesses

Debt Service Obligations

As of June 30, 2023, we have $1.2 billion in aggregate principal amount of long-term debt outstanding, with $114.4 million coming due over the next twelve months. For additional information about our long-term debt, please see Note 6 of this Quarterly Report and Item 8 "Financial Statements and Supplementary Data" in our Annual Report.

Capital Expenditures

The nature of our capital expenditures consists of a base level of investment required to support our current operations and amounts related to growth and company initiatives.

During the six months ended June 30, 2023, our capital expenditures were $181.3 million, consisting of maintenance capital expenditures for our larger fleet, building four electric-powered hydraulic fracturing fleets, and engine upgrades to convert legacy pumps to next generation technology. During the second quarter, we decided to reduce capital expenditures for the remainder of the year to more closely align with our customers’ activity levels and our reduced number of active fleets as well as to maintain target return thresholds on capital investments. We now expect to incur a total of $300 million of capital expenditures in 2023.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not utilize financial instruments for trading or other speculative purposes, nor do we utilize leveraged financial instruments. Our exposure to other market risks has not materially changed since December 31, 2022. For additional information, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Executive Chairman (our principal executive officer) and our Chief Financial Officer (our principal financial officer), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Executive Chairman and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Executive Chairman and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Quarterly Report.

ITEM 5. OTHER INFORMATION

During the second quarter of 2023, none of our directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95*	Mine Safety Disclosure Exhibit.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as the Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 11, 2023.

ProFrac Holding Corp.

By:	/s/ Matthew D. Wilks
Name: Matthew D. Wilks
Title: Executive Chairman and Director (Principal Executive Officer)

By:	/s/ Lance Turner
Lance Turner
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)