Form 10-Q
period 2023-09-30
ProFrac Holding Corp.
filed 2023-11-09
CIK 1881487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 6, 2023, the registrant had 159,388,841 shares of Class A common stock outstanding.

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
•
a future decline in domestic spending by the onshore oil and natural gas industry;
•
actions by members of the Organization of Petroleum Exporting Countries, Russia and other oil-producing countries with respect to oil production levels and announcements of potential changes in such levels;
•
the political environment in oil and natural gas producing regions, including uncertainty or instability resulting from civil disorder, terrorism or war, such as the ongoing war between Russia and Ukraine and conflict in the Middle East, which may negatively impact our operating results;
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

PART I

ITEM 1. FINANCIAL STATEMENTS

ProFrac Holding Corp.

Condensed Consolidated Balance Sheets

(in millions, except per share amounts or where otherwise noted)

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$25.1	$35.1
Accounts receivable, net	332.3	535.5
Accounts receivable — related party, net	6.5	2.1
Inventories	271.9	249.5
Prepaid expenses and other current assets	42.8	43.2
Total current assets	678.6	865.4
Property, plant, and equipment, net	1,845.4	1,396.4
Operating lease right-of-use assets, net	94.1	112.9
Goodwill	323.2	240.5
Intangible assets, net	182.3	203.1
Investments ($37.8 and $53.6 at fair value, respectively)	42.8	58.6
Deferred tax assets	—	0.4
Other assets	55.7	56.3
Total assets	$3,222.1	$2,933.6

LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$341.1	$339.4
Accounts payable — related party	17.5	24.0
Accrued expenses	113.0	115.4
Current portion of long-term debt	122.8	127.6
Current portion of operating lease liabilities	31.0	36.0
Other current liabilities	70.8	25.7
Other current liabilities — related party	7.4	—
Total current liabilities	703.6	668.1
Long-term debt	902.1	735.0
Long-term debt — related party	32.2	62.8
Operating lease liabilities	67.8	81.0
Deferred tax liabilities	79.4	—
Other liabilities	75.2	36.0
Total liabilities	1,860.3	1,582.9

Temporary equity:
Series A preferred stock, $0.01 par value, 50 thousand shares authorized, 50 thousand and zero shares issued and outstanding, respectively	57.5	—
Redeemable noncontrolling interest	—	2,462.9

Stockholders' equity (deficit):
Preferred stock, $0.01 par value, 50.0 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.01 par value, 600.0 shares authorized, 159.4 and 53.9 shares issued and outstanding, respectively	1.5	0.5
Class B common stock, $0.01 par value, 400.0 shares authorized, zero and 104.2 shares issued and outstanding, respectively	—	1.0
Additional paid-in capital	1,171.3	—
Retained earnings (accumulated deficit)	77.5	(1,185.9)
Accumulated other comprehensive loss	(0.2)	—
Total stockholders' equity (deficit) attributable to ProFrac Holding Corp.	1,250.1	(1,184.4)
Noncontrolling interests	54.2	72.2
Total stockholders' equity (deficit)	1,304.3	(1,112.2)
Total liabilities, temporary equity, and stockholders' equity (deficit)	$3,222.1	$2,933.6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProFrac Holding Corp.

Condensed Consolidated Statements of Operations

(in millions, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$574.2	$696.7	$2,140.9	$1,631.5

Operating costs and expenses:
Cost of revenues, exclusive of depreciation, depletion and amortization	368.5	392.0	1,382.2	967.7
Selling, general, and administrative	61.0	64.5	209.2	169.0
Depreciation, depletion and amortization	111.5	69.1	330.7	178.1
Acquisition and integration costs	2.6	5.8	20.1	22.9
Other operating expense, net	10.1	0.6	17.8	6.6
Total operating costs and expenses	553.7	532.0	1,960.0	1,344.3

Operating income	20.5	164.7	180.9	287.2

Other (expense) income:
Interest expense, net	(40.2)	(16.3)	(116.1)	(39.0)
(Loss) gain on extinguishment of debt	—	(0.2)	4.1	(17.3)
Other (expense) income, net	(4.9)	(1.0)	(22.0)	8.2
(Loss) income before income taxes	(24.6)	147.2	46.9	239.1
Income tax benefit (expense)	6.7	(7.9)	(9.6)	(12.4)
Net (loss) income	(17.9)	139.3	37.3	226.7
Less: net income attributable to ProFrac Predecessor	—	—	—	(73.6)
Less: net (income) loss attributable to noncontrolling interests	(6.6)	11.8	(0.9)	20.1
Less: net income attributable to redeemable noncontrolling interests	—	(107.1)	(41.8)	(122.6)
Net (loss) income attributable to ProFrac Holding Corp.	$(24.5)	$44.0	$(5.4)	$50.6
Net (loss) income attributable to Class A common shareholders	$(33.1)	$44.0	$(14.0)	$50.6

(Loss) earnings per Class A common share (basic and diluted)	$(0.21)	$1.07	$(0.12)	$1.24

Weighted average Class A common shares outstanding:
Basic	159.4	41.2	121.3	40.8
Diluted	159.4	41.3	121.3	40.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProFrac Holding Corp.

Condensed Consolidated Statement of Comprehensive Income

(in millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(17.9)	$139.3	$37.3	$226.7
Other comprehensive (loss) income:
Foreign currency translation adjustments	—	0.2	(0.1)	0.1
Comprehensive (loss) income	(17.9)	139.5	37.2	226.8
Less: comprehensive income attributable to ProFrac Predecessor	—	—	—	(73.5)
Less: comprehensive (income) loss attributable to noncontrolling interest	(6.6)	11.7	(0.9)	20.0
Less: comprehensive income attributable to redeemable noncontrolling interest	—	(107.2)	(41.9)	(122.7)
Comprehensive (loss) income attributable to ProFrac Holding Corp.	$(24.5)	$44.0	$(5.6)	$50.6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProFrac Holding Corp.

Condensed Consolidated Statements of Changes in Equity

(in millions)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated Deficit) Retained	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders' (Deficit)
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Interests	Equity
Balance, December 31, 2022	53.9	$0.5	104.2	$1.0	$—	$(1,185.9)	$-	$72.2	$(1,112.2)
Class A shares issued for acquisitions	0.7	—	—	—	9.6	—	—	—	9.6
Stock-based compensation	—	—	—	—	0.9	—	—	0.1	1.0
Stock-based compensation related to deemed contribution	—	—	—	—	3.5	—	—	—	3.5
Net income (loss)	—	—	—	—	—	22.0	—	(4.2)	17.8
Foreign currency translation	—	—	—	—	—	—	0.1	0.1	0.2
Flotek common stock issued to satisfy convertible notes held by third parties	—	—	—	—	—	—	—	12.7	12.7
Adjustment of redeemable noncontrolling interest to redemption amount	—	—	—	—	(9.2)	1,277.4	—	—	1,268.2
Balance, March 31, 2023	54.6	0.5	104.2	1.0	4.8	113.5	0.1	80.9	200.8
Stock-based compensation	—	—	—	—	2.7	—	—	(0.4)	2.3
Stock-based compensation related to deemed contribution	—	—	—	—	6.8	—	—	—	6.8
Class A shares issued for vested equity awards	0.6	—							—
Tax withholding related to net share settlement of equity awards	—	—	—	—	(0.8)	—	—	—	(0.8)
Net loss	—	—	—	—	—	(2.9)		(1.5)	(4.4)
Foreign currency translation	—	—	—	—	—	—	(0.3)	(0.1)	(0.4)
Flotek common stock issued to satisfy convertible notes held by ProFrac Holdings Corp.	—	—	—	—	31.6	—	—	(31.6)	—
Adjustment of redeemable noncontrolling interest to redemption amount	—	—	—	—	(57.9)	—	—	—	(57.9)
Conversion of Class B common stock to Class A common stock	104.2	1.0	(104.2)	(1.0)	1,313.3	—	—	—	1,313.3
Additional paid-in capital related to tax receivable agreement	—	—	—	—	(58.9)	—	—	—	(58.9)
Deferred taxes related to conversion of Class B common stock to Class A common stock	—	—	—	—	(74.7)	—	—		(74.7)
Balance, June 30, 2023	159.4	1.5	—	—	1,166.9	110.6	(0.2)	47.3	1,326.1
Net (loss) income	-	-	-	-	-	(24.5)	-	6.6	(17.9)
Stock-based compensation	-	-	-	-	2.0	-	-	0.3	2.3
Stock-based compensation related to deemed contribution	-	-	-	-	2.1	-	-	-	2.1
Deferred taxes related to Class B share conversion to Class A shares	-	-	-	-	0.3	-	-	-	0.3
Adjustment of Series A preferred stock to redemption amount	-	-	-	-	-	(8.6)	-	-	(8.6)
Balance, September 30, 2023	159.4	$1.5	—	$—	$1,171.3	$77.5	$(0.2)	$54.2	$1,304.3

ProFrac Holding Corp.

Condensed Consolidated Statements of Changes in Equity (continued)

(in millions)

(Unaudited)

	Members'	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders' Equity
	Equity	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interests	(Deficit)
Balance, December 31, 2021	$147.0	$—	$—	$—	$—	$—	$—	$0.1	$1.0	$148.1
Member contributions	5.0	—	—	—	—	—	—	—	—	5.0
Deemed distribution	(3.7)	—	—	—	—	—	—	—	—	(3.7)
THRC Holdings related equity	72.9	—	—	—	—	—	—	—	—	72.9
Net income	19.6	—	—	—	—	—	—	—	0.4	20.0
Foreign currency translation	—	—	—	—	—	—	—	(0.1)	—	(0.1)
Balance, March 31, 2022	240.8	—	—	—	—	—	—	—	1.4	242.2
Net income prior to corporate reorganization	54.0	—	—	—	—	—	—	—	—	54.0
Issuance of Class A shares in IPO	—	18.2	0.2	—	—	227.5	—	—	—	227.7
Issuance of Class B shares	—	—	—	101.1	1.0	—	—	—	—	1.0
Effect of corporate reorganization and reclassification to redeemable noncontrolling interest	(294.8)	20.9	0.2	—	—	(82.9)	—	—	—	(377.5)
Adjustment of redeemable noncontrolling interest to redemption amount at IPO	—	—	—	—	—	(146.4)	(1,291.9)	—	—	(1,438.3)
Class A shares issued to settle asset purchase	—	2.1	—	—	—	16.7	—	—	—	16.7
Net income (loss) after corporate reorganization	—	—	—	—	—	—	6.6	—	(8.7)	(2.1)
Recognition of Flotek noncontrolling interest	—	—	—	—	—	—	—	—	99.6	99.6
Stock-based compensation	—	—	—	—	—	0.3	—	—	0.5	0.8
Stock-based compensation related to deemed contribution	—	—	—	—	—	11.3	—	—	—	11.3
Additional paid-in capital related to tax receivable agreement	—	—	—	—	—	0.6	—	—	—	0.6
Adjustment of redeemable noncontrolling interest to redemption amount	—	—	—	—	—	(27.1)	(132.3)	—	—	(159.4)
Balance, June 30, 2022	—	41.2	0.4	101.1	1.0	—	(1,417.6)	—	92.8	(1,323.4)
Net income	-	-	-	-	-	-	44.0	-	(11.8)	32.2
Stock-based compensation	-	-	-	-	-	0.6	-	-	0.7	1.3
Stock-based compensation related to deemed contribution	-	-	-	-	-	3.0	-	-	-	3.0
Foreign currency translation	-	-	-	-	-	-	-	-	0.1	0.1
Other	-	-	-	-	-	0.1	-	-	-	0.1
Adjustment of redeemable noncontrolling interest to redemption amount	-	-	-	-	-	(3.7)	494.3	-	-	490.6
Balance, September 30, 2022	$-	41.2	$0.4	101.1	$1.0	$-	$(879.3)	$-	$81.8	$(796.1)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProFrac Holding Corp.

Condensed Consolidated Statements of Cash Flows

(in millions)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$37.3	$226.7
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	330.7	178.1
Amortization of acquired contract liabilities	(41.0)	—
Stock-based compensation	27.3	53.3
(Gain) loss on disposal of assets, net	(0.3)	2.6
Non-cash (gain) loss on extinguishment of debt	(4.1)	10.5
Amortization of debt issuance costs	18.8	4.7
Acquisition earnout adjustment	(6.6)	—
Unrealized loss (gain) on investments, net	24.1	(8.5)
Deferred tax expense	5.0	2.4
Other non-cash items, net	0.1	—
Changes in operating assets and liabilities:
Accounts receivable	219.4	(220.5)
Inventories	(15.3)	(96.8)
Prepaid expenses and other assets	(5.3)	(18.6)
Accounts payable	(48.1)	6.3
Accrued expenses	6.0	110.6
Other liabilities	(37.2)	5.8
Net cash provided by operating activities	510.8	256.6

Cash flows from investing activities:
Acquisitions, net of cash acquired	(461.8)	(354.9)
Investment in property, plant & equipment	(233.9)	(239.5)
Proceeds from sale of assets	3.0	46.6
Investment in unconsolidated affiliate	—	(47.2)
Initial investment in Flotek	—	(10.0)
Other investments	—	(24.8)
Net cash used in investing activities	(692.7)	(629.8)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	334.7	818.8
Repayments of long-term debt	(98.6)	(515.8)
Borrowings from revolving credit agreements	1,219.9	253.7
Repayments to revolving credit agreements	(1,315.4)	(322.7)
Payment of debt issuance costs	(18.9)	(33.3)
Tax withholding related to net share settlement of equity awards	(0.8)
Proceeds from issuance of Series A preferred stock	50.0	—
Payment of Series A preferred stock issuance costs	(1.1)	—
Member contribution	—	5.0
Proceeds from issuance of common stock	—	329.1
Payment of common stock issuance costs	—	(27.4)
Payment of THRC related equity	—	(72.9)
Net cash provided by financing activities	169.8	434.5

Net (decrease) increase in cash, cash equivalents, and restricted cash	(12.1)	61.3
Cash, cash equivalents, and restricted cash beginning of period	37.9	5.4
Cash, cash equivalents, and restricted cash end of period	$25.8	$66.7

Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$42.2	$26.5
Operating lease liabilities incurred from obtaining right-of-use assets	8.8	45.4
Finance lease liabilities incurred from obtaining right-of-use assets	4.6	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in millions, except per share amounts, or where otherwise noted)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

ProFrac Holding Corp. ("ProFrac Corp.") is a vertically integrated and innovation-driven energy services holding company providing hydraulic fracturing, proppant production, other completion services and other complementary products and services to leading upstream oil and natural gas companies engaged in the exploration and production (“E&P”) of North American unconventional oil and natural gas resources.

ProFrac Corp. operates in three business segments: stimulation services, proppant production and manufacturing. Our stimulation services segment owns and operates a fleet of mobile hydraulic fracturing units and other auxiliary equipment that generates revenue by providing stimulation services to our customers. Our proppant production segment provides proppant to oilfield service providers and E&P companies. Our manufacturing segment sells highly engineered, tight tolerance machined, assembled, and factory tested products such as high horsepower pumps, valves, piping, swivels, large-bore manifold systems, and fluid ends.

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

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash are recorded in our unaudited condensed consolidated balance sheet as follows:

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$25.1	$35.1
Restricted cash included in prepaid expenses and other current assets	0.7	2.8
Total cash, cash equivalents, and restricted cash	$25.8	$37.9

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

New Accounting Standards to be Adopted

In March 2023, the Financial Accounting Standards Board issued an accounting pronouncement (ASU 2023-01) related to accounting for leases between entities under common control. The amendments in this update clarify the accounting for leasehold improvements associated with common control leases. This update is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. We do not expect the update to have a material effect on our consolidated financial statements.

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

On February 24, 2023, we acquired 100% of the issued and outstanding membership interests in (i) Performance Proppants, LLC, (ii) Red River Land Holdings, LLC, (iii) Performance Royalty, LLC, (iv) Performance Proppants International, LLC, and (v) Sunny Point Aggregates, LLC (together, “Performance Proppants”) for a total purchase consideration of $462.5 million, consisting of (i) Class A common stock valued at $6.2 million based on the acquisition date closing price of $19.67; (ii) cash consideration of $452.1 million; and (iii) the settlement of a pre-existing receivable of $4.2 million. Performance Proppants is a frac sand provider in the Haynesville basin. During the three months and nine months ended September 30, 2023, our unaudited condensed consolidated statements of operations include revenues of $59.3 million and $142.2 million, respectively, and pretax income of $25.5 million and $60.9 million, respectively, related to the Performance Proppants acquisition.

We accounted for these acquisitions as business combinations. The following table reflects pro forma revenues and net income (loss) for the three and nine months ended September 30, 2023 and 2022 as if the 2022 and 2023 acquisitions had taken place on January 1, 2022. These unaudited pro forma amounts are not necessarily indicative of results that would have actually been obtained during the periods presented or that may be obtained in the future.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited)	2023	2022	2023	2022
Revenues	$574.2	$894.6	$2,171.6	$2,230.0
Net income (loss)	$(17.9)	$129.1	$44.7	$139.6

The following table represents our preliminary allocation of total purchase consideration of Producers and Performance Proppants to the identifiable assets acquired and liabilities assumed based on the fair values on their acquisition dates:

	Producers	Performance Proppants
Cash and cash equivalents	$0.3	$2.0
Accounts receivable	7.5	14.8
Prepaid expenses and other assets	1.1	0.6
Inventories	2.8	7.5
Property, plant and equipment	29.5	476.9
Intangible assets	—	5.6
Total identifiable assets acquired	41.2	507.4
Accounts payable	10.9	16.7
Accrued expenses	0.7	2.8
Current portion of long-term debt	0.2	2.1
Other current liabilities	—	49.6
Non-current portion of debt	0.1	0.6
Other non-current liabilities	—	42.3
Total liabilities assumed	11.9	114.1
Goodwill	7.2	69.2
Total purchase consideration	$36.5	$462.5

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

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

The changes in the carrying amount of goodwill by reportable segment were as follows:

	Stimulation Services	Proppant Production	Manufacturing	Other	Total
Balances as of December 31, 2022	$153.3	$5.5	$-	$81.7	$240.5
Acquisition of Producers	7.2	-	-	-	7.2
Acquisition of Performance	-	75.7	-	-	75.7
Measurement period adjustments	4.7	(4.9)	-	-	(0.2)
Balances as of September 30, 2023	$165.2	$76.3	$-	$81.7	$323.2

The measurement period adjustments for the stimulation services segment included an adjustment to finalize the estimate for contingent liabilities at the acquisition date for our U.S. Well Services acquisition.

The measurement period adjustments for the stimulation services segment included an adjustment to recognize a $5.3 million post-closing working capital adjustment related to our December 2022 acquisition of REV Energy Holdings, LLC ("REV"), which resulted in a reduction to the principal balance of our long-term debt payable to REV and a corresponding decrease to goodwill for the same amount.

The measurement period adjustment for the Proppant production segment related to adjustments to working capital balances for our Performance Proppant acquisition.

NOTE 3. INVENTORIES

Inventory is comprised of the following:

	September 30, 2023	December 31, 2022
Raw materials and supplies	$88.6	$78.7
Work in process	18.1	9.7
Finished products and parts	165.2	161.1
Total	$271.9	$249.5

NOTE 4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net is comprised of the following:

	September 30, 2023	December 31, 2022
Machinery and equipment	$2,098.0	$1,671.7
Mining property and mine development	420.3	172.1
Buildings and leasehold improvements	109.7	62.0
Land	56.8	44.3
Office equipment, software and other	11.9	7.3
Construction in progress	161.8	156.1
Total	2,858.5	2,113.5
Less: accumulated depreciation, depletion and amortization	(1,013.1)	(717.1)
Property, plant, and equipment, net	$1,845.4	$1,396.4

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

NOTE 5. ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	September 30, 2023	December 31, 2022
Employee compensation and benefits	$26.1	$41.0
Sales, use, and property taxes	22.2	20.1
Insurance	8.2	7.4
Interest	21.6	17.5
Income taxes	4.6	0.7
Tax receivable agreement	3.3	3.3
Other	27.0	25.4
Total accrued expenses	$113.0	$115.4

NOTE 6. LONG-TERM DEBT

Long-term debt is comprised of the following:

	September 30, 2023	December 31, 2022
Third party:
Term loan	$808.4	$519.2
ABL credit facility	135.5	234.3
Monarch note	65.6	87.5
First Financial loan	5.3	16.6
Flotek convertible notes	—	12.7
Other	33.9	26.3
Related party:
REV Note	12.2	39.0
Equify notes	20.0	23.8
Total principal amount	1,080.9	959.4
Less: unamortized debt discounts, premiums, and issuance costs	(23.8)	(34.0)
Less: current portion of long-term debt	(122.8)	(127.6)
Total long-term debt	$934.3	$797.8

Term Loan Facility

In February 2023, we amended the term loan facility to, among other things, increase the size of the term loan facility, and we borrowed $320.0 million under the facility to help fund our acquisition of Performance Proppants and for general corporate purposes.

The term loan facility requires quarterly payments as well as payments based on a percentage of 25% to 50% of excess cash flow (as defined in the term loan facility). The applicable percentage of excess cash flow depends on our leverage ratio as of the last day of the applicable fiscal quarter. During the nine months ended September 30, 2023, we repaid $30.7 million of borrowings outstanding under our term loan facility.

ABL Credit Facility

In February 2023, we amended the ABL credit facility to, among other things, increase the maximum availability to $400.0 million. In April 2023 we amended the ABL credit facility to, among other things, increase the amount of permitted additional debt basket. In September 2023, we amended the ABL credit facility to, among other things, increase the amount of inventory that is allowed in the borrowing base.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

As of September 30, 2023, the maximum availability under the ABL credit facility was limited to our eligible borrowing base of $260.3 million with $135.5 million of borrowings outstanding and $8.8 million of letters of credit outstanding, resulting in approximately $116.0 million of remaining availability.

Monarch Note

During the nine months ended September 30, 2023, we made principal payments of $21.9 million on the Monarch Note.

First Financial Loan

During the nine months ended September 30, 2023, we made principal payments of $11.3 million on the First Financial Loan.

Flotek Convertible Notes

In February 2023, Flotek's convertible notes matured and all $12.7 million principal amount were converted to shares of Flotek common stock, which is classified as "Noncontrolling interests" in our unaudited condensed consolidated balance sheets.

REV Note

During the nine months ended September 30, 2023, we made principal payments of $21.5 million and had a working capital adjustment of $5.3 million on the REV Note.

Equify Note

During the nine months ended September 30, 2023, we made principal payments of $3.8 million on the Equify Note.

Debt Compliance

Both the term loan facility and the ABL credit facility contain certain customary representations and warranties and affirmative and negative covenants. As of September 30, 2023, we were in compliance with these covenants.

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

U.S. Well Services Inc. and U.S. Well Services, LLC (collectively, “USWS”) v. Halliburton Company and Cimarex Energy Co. (collectively, “Halliburton”)

In April 2021, USWS filed a patent infringement suit against Halliburton in United States District Court for the Western District of Texas Waco Division. In the suit, USWS alleges willful infringement of seven U.S. patents based on Halliburton’s

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

“All-Electric Fracturing Fleet.” In August 2023, a jury returned a verdict in this case in favor of USWS, which Halliburton has indicated it intends to appeal.

In June 2021, Halliburton filed inter partes review ("IPR") petitions against these USWS patents. In January 2023, the Patent Trial and Appeal Board (“PTAB”) entered final written decisions finding certain claims of these patents invalid. In March 2023, USWS filed a notice of appeal of the final written decisions invalidating certain claims of three of these patents. Other appeal deadlines remain open. In May 2023, the Western District of Texas ruled certain claims of five of the USWS patents are invalid.

In May 2022, Halliburton filed an amended answer to this patent infringement suit counterclaiming for declaratory judgment of invalidity of USWS’ patents asserted against Halliburton in this matter and willful infringement of seven of Halliburton’s U.S. patents based on USWS’ clean fleets and conventional fleets. In June 2022, USWS filed IPR petitions against four of Halliburton’s patents. In December 2022, the PTAB denied institution of IPR against these four patents.

The outcome of Halliburton’s counterclaim against us is uncertain and the ultimate resolution of it could have a material adverse effect on our unaudited condensed consolidated financial statements in the period in which the resolution is recorded.

Halliburton Energy Services, Inc., Halliburton US Technologies, Inc., and Halliburton Group Technologies, Inc. (collectively, “Halliburton”) v. U.S. Well Services, LLC (“USWS”)

In September 2022, Halliburton filed two patent infringement suits against USWS in United States District Court for the Western District of Texas Waco Division. In the first lawsuit, Halliburton alleges willful infringement of three of its previously asserted patents as well as five additional U.S. patents. In the second lawsuit, Halliburton alleges willful infringement of two of its previously asserted patents as well as five additional U.S. patents. Both lawsuits allege infringement based on all of USWS and ProFrac LLC's fleets. The two lawsuits are scheduled together and set for trial in June 2024.

In January 2023, USWS filed amended answers to these patent infringement suits counterclaiming for declaratory judgment of invalidity of Halliburton’s patents asserted against USWS in this matter and willful infringement of two additional USWS’ U.S. patents based on Halliburton’s “All-Electric Fracturing Fleet.” In February 2023, Halliburton filed IPR petitions against these USWS patents. However, this case has been stayed pending resolution of certain IPRs filed by USWS.

The outcomes of these cases are uncertain and the ultimate resolution of them could have a material adverse effect on our unaudited condensed consolidated financial statements in the period in which the resolution is recorded.

NOTE 8. PREFERRED STOCK

In September 2023, we issued and sold 50,000 shares of Series A preferred stock, par value $0.01 per share (the "Preferred Stock"), to two entities controlled by Mr. Dan Wilks and Mr. Farris Wilks. Mr. Dan Wilks and Mr. Farris Wilks are brothers and are the founders and principal stockholders of the Company. Their sons, Mr. Matthew D. Wilks and Mr. Johnathan Ladd Wilks are the Company’s Executive Chairman and Chief Executive Officer, respectively. The Preferred Stock was sold for aggregate consideration of $50.0 million, and resulted in net proceeds to the Company of $48.9 million after the payment of $1.1 million in issuance costs.

The Preferred Stock ranks senior to our common stock with respect to dividend rights and distribution rights in the event of any liquidation, winding-up or dissolution of the Company. The amount that each share of Preferred Stock is entitled to in liquidation is equal to a liquidation preference. The liquidation preference initially equals the original issue price per share of $1,000.00 for each share of Preferred Stock and is increased as the result of any paid-in-kind dividends (“Liquidation Preference”).

Whether or not declared by the board of directors and whether or not there are funds legally available for the payment of dividends, holders of outstanding shares of Preferred Stock shall be entitled to cumulative paid-in-kind dividends at a rate per share equal to an annual rate of 8% on the then-applicable Liquidation Preference. Such dividends shall compound and be payable quarterly in arrears.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

Conversion Option

After one year, the Preferred Stock holders will have the option to convert each Preferred Stock share into shares of our common stock at a conversion ratio. The conversion ratio is defined as the Liquidation Preference as of the date of the conversion divided by the conversion price of $20.00, where such conversion price is subject to adjustment upon the occurrence of specified events set forth under terms of the Preferred Stock.

Redemption Option

The Preferred Stock is redeemable at the Company's option at any time. The redemption price per share is an amount in cash equal to the Liquidation Preference as of the date of redemption multiplied by 1.15 (“Redemption Amount”). At September 30, 2023, the Redemption Amount of the Preferred Stock would be $57.5 million.

Change of Control Provision

Upon a change of control, the Company will have the options to convert the Preferred Stock into common shares or to redeem the Preferred Stock for cash.

If the Company elects to convert the Preferred Stock into common shares, it will do so at a conversion rate equal to the greater of:

•
The Liquidation Preference divided by $10.95, or
•
The Liquidation Preference divided by the 30-day volume-weighted average price (“VWAP”) of our common stock at the public announcement of the change of control transaction.

If the Company elects to redeem the Preferred Stock for cash, it will pay out the greater of (1) the Liquidation Preference as of the date of such payment or (2) the amount such holder would receive in the change of control transaction if such share of Preferred Stock had been converted into a number of shares of common stock equal to the greater of:

•
The Liquidation Preference divided by $20.00 (which is subject to adjustment upon the occurrence of specified events set forth under the terms of the Preferred Stock), and
•
The Liquidation Preference divided by the 30-day VWAP of our common stock at the change of control date.

Temporary Equity Classification

The holders of the Preferred Stock are also common stockholders of the Company and collectively control our board of directors. Therefore, the Preferred Stock holders could direct the Company to redeem the Preferred Stock at any time. As a result, we have classified the Preferred Stock as temporary equity on our unaudited condensed consolidated balance sheets and have measured its carrying value at its maximum redemption value with a corresponding charge to retained earnings.

NOTE 9. REDEEMABLE NONCONTROLLING INTEREST

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

In April 2023, all the eligible holders of the Units (the "Redeeming Members") submitted redemption notices with respect to all of their Units, representing an aggregate of 104.2 million ProFrac LLC units (the "Redeemed Units"), together with the surrender and delivery of the same number of shares of our Class B common stock. The Redeeming Members include entities owned or affiliated with ProFrac Corp.'s controlling stockholders, Mr. Dan Wilks and Mr. Farris Wilks, as well as Mr. Matthew D. Wilks, our Executive Chairman, an entity affiliated with Mr. Johnathan L. Wilks, our Chief Executive Officer, and Mr. Coy Randle, a member of our board of directors.

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

Activity related to the redeemable noncontrolling interest is as follows:

Balance as of December 31, 2022	$2,462.9
Class A shares issued in acquisitions	9.5
Net income	42.0
Stock-based compensation	1.9
Stock-based compensation related to deemed contribution	6.7
Foreign currency translation adjustments	0.1
Adjustment of redeemable noncontrolling interest to redemption amount (1)	(1,268.2)
Balance as of March 31, 2023	1,254.9
Net loss	(0.2)
Stock-based compensation	0.1
Stock-based compensation related to deemed contribution	0.6
Foreign currency translation adjustments	—
Adjustment of redeemable noncontrolling interest to redemption amount (2)	57.9
Conversion of Class B common stock to Class A common stock	(1,313.3)
Balance as of June 30, 2023 and September 30, 2023	$—

(1)
Based on 104.2 million shares of Class B common stock outstanding and the 10-day VWAP of Class A common stock of $12.04 at March 31, 2023.
(2)
Based on 104.2 million shares of Class B common stock outstanding and the 10-day VWAP of Class A common stock of $12.60 at April 7, 2023.

NOTE 10. VARIABLE INTEREST ENTITY

As a result of our investment in and contractual relationship with Flotek Industries, Inc. ("Flotek"), Flotek meets the definition of a VIE and we are the primary beneficiary. Accordingly, we have consolidated the operating results, assets and liabilities of Flotek.

In May 2023, a portion of our Flotek convertible notes matured and were converted into 63.5 million shares of Flotek common stock. In September 2023, Flotek's shareholders approved a 6-for-1 reverse stock split. Also in September 2023, Flotek's shareholders approved the issuance of 4.2 million shares (post-split) of common stock to the Company to settle a prefunded warrant related to the February 2022 Flotek convertible notes held by the Company that matured in February 2023. As of September 30, 2023, we owned approximately 50.8% of Flotek's outstanding common stock.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

As of September 30, 2023 and December 31, 2022, $66.1 million and $79.2 million, respectively, of Flotek's assets and $52.6 million and $72.0 million, respectively, of Flotek's liabilities are included in our unaudited condensed consolidated balance sheets. These amounts are exclusive of goodwill and are after intercompany eliminations. The assets of Flotek can only be used to settle its obligations and the creditors of Flotek have no recourse to our assets. Our exposure to Flotek is generally limited to the carrying value of our equity and variable interest.

NOTE 11. REVENUE FROM CONTRACTS WITH CUSTOMERS

We believe that disaggregating our revenue by reportable segment (see Note 16) provides the information necessary to understand the nature, amount, timing and uncertainty of our revenues and cash flows.

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

During the nine months ended September 30, 2023, we recorded off-market contract liabilities amounting to $85.0 million from the Performance Proppants acquisition (see Note 2). During the three months and nine months ended September 30, 2023, we recorded the related amortization of $16.4 million and $41.0 million, respectively, to revenue. As of September 30, 2023, our off-market contract liabilities amounted to $67.6 million and the related estimated future amortization to revenue is $16.5 million for the remainder of 2023, $43.5 million in 2024 and $7.6 million in 2025.

Performance Obligations

Certain of our Proppant Production contracts contain multiple performance obligations to provide a minimum quantity of proppant products to our customers in future periods. For these contracts, the transaction price is allocated to each performance obligation at estimated selling prices and we recognize revenue as we satisfy these performance obligations. As of September 30, 2023, the aggregate amount of transaction price allocated to unsatisfied performance obligations was $478.8 million, and we expect to perform these obligations and recognize revenue of $137.4 million for the remainder of 2023, $203.2 million in 2024, $80.2 million in 2025, $43.5 million in 2026 and $14.5 million in 2027.

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

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

NOTE 12. OTHER OPERATING EXPENSE, NET

Other operating expense, net is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Gain) loss on disposal of assets	$(1.3)	$0.6	$(0.3)	$2.6
Litigation expenses and accruals for legal contingencies	10.3	—	23.5	4.0
Severance charges	1.1	—	1.1	—
Acquisition earnout adjustment	—	—	(6.6)	—
Provision for credit losses, net of recoveries	—	—	0.1	—
Total	$10.1	$0.6	$17.8	$6.6

(Gain) loss on disposal of assets, net consists of gains and losses on the sale of excess property, early equipment failures and other asset dispositions.

Litigation expenses and accruals for legal contingencies generally represent legal and professional fees incurred in litigation as well as estimates for loss contingencies with regards to certain vendor disputes and litigation matters. In the nine months ended September 30, 2023, these costs represent litigation costs incurred in connection with a patent infringement lawsuit against Halliburton. See Note 7 for a discussion of significant litigation matters.

Severance charges relate to the departure of two executives in the three months ended September 30, 2023.

The acquisition earnout adjustment represents a decrease in the fair value of the contingent consideration related to our acquisition of REV in December 2022.

NOTE 13. INCOME TAXES

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

We record income taxes for interim periods based on an estimated annual effective tax rate. The estimated annual effective rate is recomputed on a quarterly basis and may fluctuate due to changes in forecasted annual operating income, positive or negative changes to the valuation allowance for net deferred tax assets and changes to actual or forecasted permanent book to tax differences. Our effective tax rate for the nine months ended September 30, 2023 was 20.5%, compared with 5.2% in the same period in 2022. The difference between our effective tax rate and the federal statutory rate in 2022 related to the income that was earned within the financial statement consolidated group that is not subject to tax within the financial statement consolidated group.

The conversion of our Class B common stock to Class A common stock (see Note 8) resulted in a shift from a net deferred tax asset position before the conversion to a net deferred tax liability position after the conversion. As of September 30, 2023, $74.4 million of our net deferred tax liability was associated with the conversion. The recognition of this net deferred tax liability was recorded as an equity transaction because the holders of Class B common stock and their affiliates control us through their Class A common stock holdings.

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

Payments will generally be made under the TRA as ProFrac Corp. realizes actual cash tax savings from the tax benefits covered by the TRA. As a result of the conversion of all our Class B common stock to Class A common stock (see Note 8) and the tax effect of this transaction, we recorded a $58.9 million noncurrent TRA liability. The recognition of the TRA liability was recorded as an equity transaction because the holders of Class B common stock and their affiliates control us through their Class A common stock holdings. As of September 30, 2023, the current liability for our TRA obligation was an additional $3.3 million.

NOTE 14. EARNINGS PER SHARE

The calculation of earnings per share ("EPS") for our Class A common stock is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net (loss) income attributable to ProFrac Holding Corp.	$(24.5)	$44.0	$(5.4)	$50.6
Adjust Series A preferred stock to its maximum redemption value	(8.6)	—	(8.6)	—
Net (loss) income used for basic earning per Class A common share	(33.1)	44.0	(14.0)	50.6
Net loss reallocated to dilutive Class A common shares	—	—	—	—
Net (loss) income used for diluted earnings per Class A common share	$(33.1)	$44.0	$(14.0)	$50.6

Denominator:
Weighted average Class A common shares	159.4	41.2	121.3	40.8
Dilutive potential of employee restricted stock units	—	0.1	—	0.1
Weighted average Class A common shares — diluted	159.4	41.3	121.3	40.9

Basic and diluted (loss) earnings per Class A common share	$(0.21)	$1.07	$(0.12)	$1.24

The dilutive potential of employee restricted stock units was calculated using the treasury stock method. At September 30, 2023, there were 0.2 million common stock equivalents related to employee restricted stock units that were not included in diluted earnings per share because the effect of their inclusion would be antidilutive.

The dilutive potential of our Preferred Stock is calculated using the if-converted method. At September 30, 2023, there were 2.5 million common stock equivalents related to Preferred Stock that were not included in diluted earnings per share because the effect of their inclusion would be antidilutive.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

NOTE 15. FAIR VALUE OF FINANCIAL INSTRUMENTS

Recurring Measurements

Our assets and liabilities measured at fair value on a recurring basis consist of the following:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
As of September 30, 2023:
Assets — Investment in BPC	$—	$—	$37.8

Liabilities:
Earnout payment	$—	$—	$0.0
Munger make-whole provision	—	—	8.8
Warrants	0.1	—	—
Total	$0.1	$—	$8.8

As of December 31, 2022:
Assets — Investment in BPC	$—	$—	$53.6

Liabilities:
Earnout payment	$—	$—	$6.6
Munger make-whole provision	—	—	0.4
Warrants	1.1	—	—
Total	$1.1	$—	$7.0

We have elected the fair value option to account for our investment in Basin Production and Completion LLC ("BPC") due to the complexities of the terms of the equity investment. The significant unobservable inputs used in the fair value measurement, which was valued using the income approach and the market approach, are forecasted results and a weighted-average cost of capital. The fair value of this asset is classified as "Investments" in our unaudited condensed consolidated balance sheets. The gains and losses from fair value changes are classified as "Other (expense) income, net" in our unaudited condensed consolidated statements of operations.

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

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

The following is a reconciliation of our recurring Level 3 fair value measurements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$34.1	$49.7	$46.6	$—
Acquisition of Flotek convertible notes	—	—	—	20.0
Acquisition of investment in BPC	—	—	—	47.2
Transfer of Investment in BPC to Level 3 fair value measurement	—	—	—	4.2
Elimination of Flotek convertible notes at acquisition date	—	—	—	(30.2)
Change in fair value of Level 3 fair value measurements	(5.1)	—	(17.6)	8.5
Balance at end of period	$29.0	$49.7	$29.0	$49.7

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

The carrying amounts of our term loan facility and ABL credit facility approximate fair value due to the variable interest rate. The fair value of our fixed rate debt, which includes the Monarch note, the REV note and the Equify note was as follows:

	September 30, 2023	December 31, 2022
Carrying amount of fixed rate debt	$97.2	$142.7
Fair value of fixed rate debt	$99.5	$142.5

NOTE 16. BUSINESS SEGMENTS

We manage our business segments primarily on the type of product or services provided. We have three reportable segments which we operate within the United States of America: stimulation services, proppant production and manufacturing. Amounts in the other category reflect our business activities that are not separately reportable, which primarily includes Flotek for the periods presented.

We evaluate the performance of our segments based on Adjusted EBITDA. We define Adjusted EBITDA as our net income (loss) before (i) interest expense, net, (ii) income taxes, (iii) depreciation, depletion and amortization, (iv) (loss) gain on disposal of assets, net, (v) stock-based compensation, and (vi) other charges, such as reorganization costs and other costs related to our initial public offering, certain credit losses, gain (loss) on extinguishment of debt, unrealized gain (loss) on investments, acquisition and integration expenses, litigation expenses and accruals for legal contingencies, acquisition earnout adjustments, and severance charges.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

Summarized financial information for our reportable segments is as follows:

	Stimulation Services	Proppant Production	Manufacturing	Other	Eliminations	Total
Three months ended September 30, 2023:
Revenue
External customers	$485.4	$69.5	$1.5	$17.8	$—	$574.2
Intercompany	4.1	28.9	42.3	30.8	(106.1)	—
Total Revenue	$489.5	$98.4	$43.8	$48.6	$(106.1)	$574.2

Adjusted EBITDA	$93.3	$51.6	$1.6	$2.8	$—	$149.3

Three months ended September 30, 2022:
Revenue
External customers	$668.3	$10.9	$2.3	$15.2	$—	$696.7
Intercompany	0.3	13.8	46.4	31.7	(92.2)	—
Total Revenue	$668.6	$24.7	$48.7	$46.9	$(92.2)	$696.7

Adjusted EBITDA	$249.5	$9.2	$4.5	$(11.1)	$—	$252.1

Nine months ended September 30, 2023:
Revenue
External customers	$1,879.8	$200.7	$13.2	$47.2	$—	$2,140.9
Intercompany	8.1	89.7	128.8	102.3	(328.9)	—
Total Revenue	$1,887.9	$290.4	$142.0	$149.5	$(328.9)	$2,140.9

Adjusted EBITDA	$421.9	$150.7	$12.7	$(6.4)	$—	$578.9

Nine months ended September 30, 2022:
Revenue
External customers	$1,578.9	$21.0	$10.4	$21.2	$—	$1,631.5
Intercompany	2.4	33.6	105.2	41.0	(182.2)	—
Total Revenue	$1,581.3	$54.6	$115.6	$62.2	$(182.2)	$1,631.5

Adjusted EBITDA	$519.3	$29.6	$17.4	$(18.5)	$—	$547.8

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

The following table reconciles total Adjusted EBITDA to net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Adjusted EBITDA	$149.3	$252.1	$578.9	$547.8
Interest expense, net	(40.2)	(16.3)	(116.1)	(39.0)
Depreciation, depletion and amortization	(111.5)	(69.1)	(330.7)	(178.1)
Income tax benefit (expense)	6.7	(7.9)	(9.6)	(12.4)
Gain (loss) on disposal of assets, net	1.3	(0.6)	0.3	(2.6)
(Loss) gain on extinguishment of debt	—	(0.2)	4.1	(17.3)
Acquisition earnout adjustment	—	—	6.6	—
Stock-based compensation	(2.3)	(2.7)	(7.6)	(4.2)
Stock-based compensation related to deemed contributions	(2.1)	(10.2)	(19.7)	(49.1)
Provision for credit losses, net of recoveries	—	—	(0.1)	—
Severance charges	(1.1)	—	(1.1)	—
Acquisition and integration costs	(2.6)	(5.8)	(20.1)	(22.9)
Litigation expenses and accruals for legal contingencies	(10.3)	—	(23.5)	(4.0)
Unrealized (loss) gain on investments, net	(5.1)	—	(24.1)	8.5
Net (loss) income	$(17.9)	$139.3	$37.3	$226.7

Segments assets are comprised of the following:

	September 30, 2023	December 31, 2022
Total assets:
Stimulation Services	$2,909.3	$2,647.9
Proppant Production	1,126.7	477.1
Manufacturing	224.3	140.5
Other	182.5	193.7
Total segment assets	4,442.8	3,459.2
Eliminations	(1,220.7)	(525.6)
Total assets	$3,222.1	$2,933.6

NOTE 17. RELATED PARTY TRANSACTIONS

In the normal course of business, we have entered into transactions with related parties where Mr. Dan Wilks and Mr. Farris Wilks and entities owned by or affiliated with them (collectively, the "Wilks Parties") hold a controlling financial interest. During the three and nine months ended September 30, 2023 and 2022, we had related party transactions with the following related party entities:

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

The following table summarizes revenue from related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Flying A	$30.6	$1.3	$34.8	$3.2
Carbo	—	—	0.7	0.8
Total	$30.6	$1.3	$35.5	$4.0

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

The following table summarizes expenditures with related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Automatize	$28.0	$22.4	$117.8	$72.3
FHE	2.0	4.0	3.0	11.3
Wilks Brothers	2.1	5.5	14.3	14.3
Related Lessors	3.3	1.9	10.2	6.5
Wilks Construction	—	9.3	6.8	22.7
Wilks Earthworks	1.7	—	6.5	—
Equify Financial	2.2	—	6.6	1.0
3 Twenty-Three	—	—	1.3	0.2
Carbo	—	0.9	1.0	1.0
Other	—	—	—	0.1
Total	$39.3	$44.0	$167.5	$129.4

The following table summarizes accounts receivable–related party:

	September 30, 2023	December 31, 2022
Flying A	$5.6	$1.5
Carbo	0.5	0.1
Interstate	0.4	0.3
Other	—	0.2
Total accounts receivable — related party	$6.5	$2.1

The following table summarizes accounts payable–related party:

	September 30, 2023	December 31, 2022
Automatize	$10.9	$8.8
Wilks Brothers	4.1	7.1
Wilks Construction	—	7.9
Wilks Earthworks	0.4	—
Related Lessors	0.9	—
Equify	0.7	—
Carbo	0.5	0.2
Total accounts payable — related party	$17.5	$24.0

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

In June 2023, we arranged to sell certain surplus equipment and inventory components and to assign certain pre-orders for equipment to Flying A, at prices which we believe to be fair market value, for a total consideration of $36.3 million. We received the proceeds from this sale in June 2023. Subsequent to June 30, 2023, Flying A requested changes to the mix of the assets being sold to it by the Company without altering the total consideration, and the Company and Flying A agreed to add to the transaction agreement a most favored nation clause on pricing and a condition to closing that the Company’s Audit Committee approve the final mix of assets to be transferred to Flying A. We delivered $28.9 million of these components to Flying A in the three months ended September 30, 2023. We expect to deliver the remaining components to Flying A in the fourth quarter of 2023. We accounted for this transaction as a related party deposit presented as "Other current liabilities - related party" in our unaudited condensed consolidated balance sheet.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

In September 2023, Robert Willette resigned as our Chief Legal Officer, Chief Compliance Officer, and Corporate Secretary. We entered into a severance agreement with Mr. Willette, pursuant to which, among other things, Mr. Willette received a severance payment of $673 thousand and which contains, among other standard provisions, a general release and waiver of claims against the Company by Mr. Willette. A copy of the Willette Severance Agreement is filed as Exhibit 10.1 hereto and is hereby incorporated by reference herein.

In September 2023, the Company entered into a purchase agreement with THRC Holdings, LP and FARJO Holdings, LP, pursuant to which the Company issued and sold 50,000 shares of Preferred Stock for gross proceeds of $50.0 million. THRC Holdings, LP and FARJO Holdings, LP are Wilks Parties. For more information, see Note 8 to these unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included in this Quarterly Report, as well as our Annual Report.

Overview

We are a vertically integrated and innovation-driven energy services holding company providing hydraulic fracturing, proppant production, other completion services and other complementary products and services to leading upstream oil and natural gas companies engaged in the exploration and production ("E&P") of North American unconventional oil and natural gas resources.

We operate in three reportable business segments: stimulation services, proppant production and manufacturing. Our stimulation services segment owns and operates a fleet of mobile hydraulic fracturing units and other auxiliary equipment that generates revenue by providing stimulation services to our customers. Our proppant production segment provides proppant to oilfield service providers and E&P companies. Our manufacturing segment sells highly engineered, tight tolerance machined, assembled, and factory tested products such as high horsepower pumps, valves, piping, swivels, large-bore manifold systems, and fluid ends.

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

Summary Financial Results

•
Consolidated revenues for the three months ended September 30, 2023, was $574.2 million, which represented a decrease of $122.5 million from the same period in 2022 and a decrease of $135.0 million from the second quarter of 2023. Consolidated revenues for the nine months ended September 30, 2023, was $2,140.9 million, which represented an increase of $509.4 million from the same period in 2022.
•
Consolidated net loss for the three months ended September 30, 2023, was $17.9 million, which represented a decrease of $157.2 million from the same period in 2022 and a decrease of $13.3 million from the second quarter of 2023. Consolidated net income for the nine months ended September 30, 2023, was $37.3 million, which represented a decrease of $189.4 million from the same period in 2022.

2023 Developments

We have been impacted by reduced demand for our fleets in 2023 and we have reacted by lowering our active fleet count in June and again in August. We have taken a disciplined approach to capital allocation to align with our customers' activity levels this year; however, we believe we will be increasing our fleet count at the beginning of 2024 and we are currently preparing for those fleet deployments.

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

In September 2023, the Company entered into a purchase agreement with THRC Holdings, LP and FARJO Holdings, LP, pursuant to which the Company issued and sold 50,000 shares of Preferred Stock for gross proceeds of $50.0 million. THRC Holdings, LP and FARJO Holdings, LP are Wilks Parties. For more information, see Note 8 and Note 17 to the unaudited condensed consolidated financial statements.

Results of Operations

Revenues

Revenues by reportable segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Stimulation services	$489.5	$668.6	$1,887.9	$1,581.3
Proppant production	98.4	24.7	290.4	54.6
Manufacturing	43.8	48.7	142.0	115.6
Other	48.6	46.9	149.5	62.2
Eliminations	(106.1)	(92.2)	(328.9)	(182.2)
Total revenues	$574.2	$696.7	$2,140.9	$1,631.5

Stimulation Services. Stimulation services revenues for the three months ended September 30, 2023 decreased by $179.1 million from the same period in 2022. This decrease was primarily attributable to a decrease in average active fleets and lower fleet utilization. Stimulation services revenues for the nine months ended September 30, 2023 increased by $306.6 million from the same period in 2022. This increase was attributable to an increase in average active fleets and higher pricing in the first three months of 2023.

Proppant Production. Proppant production revenues for the three and nine months ended September 30, 2023 increased by $73.7 million and $235.8 million, respectively, from the same periods in 2022. The increases were primarily attributable to acquisitions which increased the number of mines operated and the related tonnage mined. Revenue recognized for the amortization of acquired off-market contracts for the three and nine months ended September 30, 2023 was $16.4 and $41.0 million, respectively. During the three and nine months ended September 30, 2023, approximately 29% and 31%, respectively, of the Proppant Production segment's revenues were intercompany, compared with 56% and 62%, respectively, in the same periods last year.

Manufacturing. Manufacturing revenues for the three months ended September 30, 2023 decreased by $4.9 million from the same period in 2022 which was attributable to decreased intercompany demand for manufacturing products due to decreased activity levels for internal customers. Manufacturing revenues for the nine months ended September 30, 2023 increased by $26.4 million from the same period in 2022. The increase was primarily attributable to an increase in demand for manufacturing products due to increased activity levels for internal customers. During the three and nine months ended September 30, 2023, approximately 97% and 91%, respectively, of the Manufacturing segment's revenues were intercompany, compared with 95% and 91%, respectively, in the same periods last year.

Other. Other revenues for the three and nine months ended September 30, 2023 increased by $1.7 million and $87.3 million, respectively, from the same periods in 2022. The increase for the first nine months of 2023 was partially attributable to the consolidation of Flotek beginning in May 2022. During the three and nine months ended September 30, 2023, approximately 63% and 68%, respectively, of other revenue was intercompany, compared with 68% and 66%, respectively, in the same periods last year. Flotek recorded $10.0 million of intercompany revenue related to contract shortfalls because the stimulation services segment did not purchase the minimum contractual commitment of chemistry products from Flotek.

Cost of Revenues

Cost of revenues by reportable segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenues, exclusive of depreciation, depletion, and amortization:
Stimulation services	$353.9	$373.8	$1,331.7	$966.8
Proppant production	42.6	13.2	128.2	26.7
Manufacturing	38.8	48.4	117.7	88.5
Other	39.4	48.3	133.7	67.4
Eliminations	(106.2)	(91.7)	(329.1)	(181.7)
Total cost of revenues, exclusive of depreciation, depletion, and amortization	$368.5	$392.0	$1,382.2	$967.7

Stimulation Services. Stimulation services cost of revenues for the three months ended September 30, 2023 decreased by $19.9 million from the same period in 2022. Stimulation services cost of revenues for the nine months ended September 30, 2023 increased by $364.9 million from the same period in 2022. These increases were primarily attributable to an increase in average active fleets and increased volume and cost of fracturing materials. Cost of revenues for this segment included an intercompany supply commitment charge of $10.0 million because the stimulation services segment did not purchase the minimum contractual commitment of chemistry products from Flotek.

Proppant Production. Proppant production cost of revenues for the three and nine months ended September 30, 2023 increased by $29.4 million and $101.5 million, respectively, from the same periods in 2022. The increase was primarily attributable to acquisitions which increased the number of mines operated and the related tonnage mined.

Manufacturing. Manufacturing cost of revenues for the three and nine months ended September 30, 2023 decreased by $9.6 million and increased by $29.2 million, respectively, from the same periods in 2022. These changes were primarily attributable to changes in demand for these products.

Other. Other cost of revenues for the three and nine months ended September 30, 2023 decreased by $8.9 million and increased by $66.3 million, respectively, from the same periods in 2022. The increase for the first nine months of 2023 was partially attributable to the consolidation of Flotek beginning in May 2022.

Selling, General and Administrative

Selling, general and administrative expenses are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Selling, general and administrative:
Selling, general and administrative, excluding stock-based compensation	$56.6	$51.6	$181.9	$115.7
Stock-based compensation related to deemed contributions	2.1	10.2	19.7	49.1
Stock-based compensation	2.3	2.7	7.6	4.2
Total selling, general and administrative	$61.0	$64.5	$209.2	$169.0

Selling, general and administrative expenses, excluding stock-based compensation for the three and nine months ended September 30, 2023 increased by $5.0 million and $66.2 million, respectively, from the same periods in 2022. The increase for the first nine months of 2023 was primarily due to higher labor and non-labor costs associated with our acquisitions. Subsequent to June 30, 2023, we adjusted our cost structure to right size our organization, through the acceleration of acquisition synergies and headcount reductions.

Depreciation, Depletion, and Amortization

Depreciation, depletion, and amortization for the three and nine months ended September 30, 2023 and 2022 increased by $42.4 million and $152.6 million, respectively, from the same periods in 2022. The increases were primarily attributable to the impact of the acquisitions made subsequent to September 30, 2022 and increased capital expenditures in recent periods.

Acquisition and Integration Costs

Acquisition and integration costs primarily relate to professional fees, severance and other costs associated with our acquisition and integration activities. These costs for the three and nine months ended September 30, 2023 and 2022 decreased by $3.2 million and $2.8 million, respectively.

Other Operating Expense, Net

Other operating expense, net for the three and nine months ended September 30, 2023 were $10.1 million and $17.8 million, respectively, compared with other operating expense, net of $0.6 million and $6.6 million for the three and nine months ended September 30, 2022, respectively. The increases were primarily attributable to $10.3 million and $23.5 million of legal costs incurred in connection with a patent infringement lawsuit against Halliburton (see Note 7), for the three and nine months ended September 30, 2023, respectively. These increased costs were partially offset by a non-cash gain of $6.6 million related to the change in fair value of an acquisition earnout during the nine months ended September 30, 2023.

Interest Expense, Net

Interest expense, net of interest income, for the three and nine months ended September 30, 2023 was $40.2 million and $116.1 million, respectively, compared with $16.3 million and $39.0 million, respectively, in the same periods in 2022. These increases were due to higher average debt balances and higher average interest rates for our term loan facility and ABL credit facility in both the three and nine months ended September 30, 2023.

Gain (Loss) on Extinguishment of Debt

In the nine months ended September 30, 2023, we recognized a net gain of $4.1 million, which was primarily due to the forgiveness of Flotek's Paycheck Protection Program loan. In the three and nine months ended September 30, 2022, we recognized $0.2 million and $17.3 million loss on extinguishment of debt as a result of debt refinancing transactions and debt repayments.

Other (Expense) Income, Net

For the three and nine months ended September 30, 2023 we recognized expense of $4.9 million and income of $22.0 million, respectively. These amounts were due to non-cash losses of $5.1 million and $24.1 million, respectively, primarily related to the change in fair value of our Munger make-whole provision and a decrease in the fair value of our investment in BPC. In May 2023, the expiration date of the Munger make-whole provision was extended until May 17, 2024. See our Annual Report for more information on the Munger make-whole provision.

For the three and nine months ended September 30, 2022, we recognized expense of $1.0 million and income of $8.2 million, respectively. The income for the nine months ended September 30, 2023, primarily related to the change in fair values of our investment in BPC and our investment in Flotek's convertible notes prior to May 2022.

Income Taxes

Our effective tax rate for the nine months ended September 30, 2023 was 20.5%, compared with 5.2% in the same period in 2022. The difference between our effective tax rate and the federal statutory rate in 2022 related to the income that was earned within the financial statement consolidated group that was not subject to tax within the financial statement consolidated group.

Liquidity and Capital Resources

We have excluded cash and other sources of liquidity related to our VIE from the following discussion of our liquidity and capital resources as we do not have the ability to access or use these items in our operations. As of September 30, 2023, there is substantial doubt about our VIE's ability to continue as a going concern. We believe that this substantial doubt does not materially affect our business, financial condition or results of operation as we do not guarantee any of our VIE's liabilities.

Sources of Liquidity

Historically, our primary sources of liquidity have been borrowings under our term loan facility or ABL credit facility and cash flows from operations. In the three months ended September 30, 2023, the Company raised $50.0 million from the sale of its Series A preferred stock to THRC Holdings and FARJO Holdings. The Company presently does not expect any further funds from these sources. THRC Holdings and FARJO Holdings are Wilks Parties. See Note 17 to the unaudited condensed consolidated financial statements.

At September 30, 2023, we had $20.6 million of cash and cash equivalents, excluding Flotek, and $116.0 million available for borrowings under our ABL credit facility, resulting in a total liquidity position of $136.6 million. Refer to Note 6 in the notes to our unaudited condensed consolidated financial statements contained herein and our Annual Report for more information regarding our ABL credit facility.

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

Cash Flows

Cash flows provided by (used in) each type of activity were as follows:

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$510.8	$256.6
Investing activities	(692.7)	(629.8)
Financing activities	169.8	434.5
Net change in cash, cash equivalents, and restricted cash	$(12.1)	$61.3

Operating Activities. The $254.2 million increase in net cash provided by operating activities was due to increased cash provided by the net change in operating assets and liabilities, which was partially offset by lower earnings after adjustments for non-cash reconciling items. The increased cash provided by the net change in operating assets and liabilities was primarily due to a decrease in our accounts receivable balance as of September 30, 2023.

Investing Activities. The $62.9 million increase in net cash used in investing activities was primarily due to an increase in cash paid for acquisitions, partially offset by a decrease in cash paid for other investments.

Financing Activities. The $264.7 million decrease in net cash provided by financing activities was primarily due to a decrease in net proceeds from the issuance of common stock, a decrease in net borrowings of long-term debt and revolving credit agreements, offset by and an increase in net proceeds from the issuance of Preferred Stock.

Cash Requirements

Our material cash requirements have consisted of, and we anticipate will continue to consist of the following:

•
debt service obligations, including interest,
•
capital expenditures, and
•
acquisitions of strategic businesses.

Debt Service Obligations

As of September 30, 2023, we have $1.1 billion in aggregate principal amount of long-term debt outstanding, with $122.8 million coming due over the next twelve months. For additional information about our long-term debt, please see Note 6 of this Quarterly Report and Item 8 "Financial Statements and Supplementary Data" in our Annual Report.

Capital Expenditures

The nature of our capital expenditures consists of a base level of investment required to support our current operations and amounts related to growth and company initiatives.

During the nine months ended September 30, 2023, our capital expenditures were $233.9 million, consisting of maintenance capital expenditures for our fleet, building four electric-powered hydraulic fracturing fleets, and engine upgrades to convert legacy pumps to next generation technology. During the second quarter, we decided to reduce capital expenditures for the remainder of the year to more closely align with our customers’ activity levels and our reduced number of active fleets as well as to maintain target return thresholds on capital investments. We now estimate capital expenditures in 2023 will range from $280 million to $290 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Executive Chairman (our principal executive officer) and our Chief Financial Officer (our principal financial officer), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Executive Chairman and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Executive Chairman and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2023, the Company entered into a purchase agreement with THRC Holdings, LP and FARJO Holdings, LP, pursuant to which the Company issued and sold 50,000 shares of Preferred Stock for gross proceeds of $50.0 million. THRC Holdings, LP and FARJO Holdings, LP are Wilks Parties. For more information, see Note 8 to the unaudited condensed consolidated financial statements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Quarterly Report.

ITEM 5. OTHER INFORMATION

(c)

During the third quarter of 2023, none of our directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

3.3

Certificate of Designation of Series A Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 2, 2023).

10.1	Severance Agreement, dated September 11, 2023, by and between Mr. Robert Willette and ProFrac Holding Corp.
10.2

Series A Redeemable Convertible Preferred Stock Purchase Agreement, dated September 29, 2023, by and among the Company and THRC Holdings, LP and FARJO Holdings, LP (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 2, 2023).

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

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 9, 2023.

ProFrac Holding Corp.

By:	/s/ Matthew D. Wilks
Name: Matthew D. Wilks
Title: Executive Chairman and Director (Principal Executive Officer)

By:	/s/ Lance Turner
Lance Turner
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)