Form 10-K
period 2023-12-31
ProFrac Holding Corp.
filed 2024-03-15
CIK 1881487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s Class A common stock, $0.01 par value per share, held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $268,273,733 based on the closing price of $11.16 per share of the Class A common stock, as reported on The Nasdaq Global Select Market on that date.

As of March 11, 2024, the registrant had 159,594,192 shares of Class A common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2024 Annual Meeting of Stockholders, which will be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
the political environment in oil and natural gas producing regions, including uncertainty or instability resulting from civil disorder, terrorism or war, such as the ongoing war between Russia and Ukraine, the war between Israel and Hamas, and the global response to such hostilities which may negatively impact our operating results;
•
changes in general economic and geopolitical conditions;
•
competitive conditions in our industry;
•
changes in the long-term supply of and demand for oil and natural gas;
•
actions taken by our customers, competitors and third-party operators;
•
technological advances affecting energy consumption;
•
a decline in demand for proppant;
•
our ability to obtain permits, approvals and authorizations from governmental and third parties, and the effects of or changes to U.S. government regulation;
•
changes in the availability and cost of capital;
•
inflationary factors, such as increases in the labor costs, material costs and overhead costs;
•
our ability to successfully implement our business plan, including a transaction to realize the value of our proppant production segment;
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
•
Our indebtedness, which could adversely affect our financial flexibility and competitive position and make us more vulnerable to adverse economic conditions.
•
Restrictions in our debt agreements and any future financing agreements that limit our ability to finance future operations, meet capital needs or capitalize on potential acquisitions and other business opportunities.
•
Increases in interest rates, which would increase the cost of servicing our indebtedness and reduce our profitability, decrease our liquidity and impact our solvency;
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
•
Oil and natural gas companies’ operations using hydraulic fracturing are substantially dependent on the availability of water, as are our frac sand mining and processing operations. Restrictions on the ability to obtain water and the disposal of flowback and produced water may impact their and our operations and have a corresponding adverse effect on our business, results of operations and financial condition.
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

Overview and Strategy

ProFrac Holding Corp. is a technology-focused, vertically integrated, innovation-driven energy services holding company providing hydraulic fracturing, proppant production, other completion services and other complementary products and services to leading upstream oil and natural gas companies engaged in the exploration and production ("E&P") of North American unconventional oil and natural gas resources throughout the United States. Founded in 2016, ProFrac was built to be the go-to service provider for E&P companies' most demanding hydraulic fracturing needs. ProFrac is focused on employing new technologies to significantly reduce "greenhouse gas" emissions and increase efficiency in what has historically been an emissions-intensive component of the unconventional E&P development process. ProFrac Corp. operates in three business segments: stimulation services, proppant production and manufacturing.

We employ a differentiated business model, focused on vertical integration, technological innovation and actively acquiring assets and businesses that expand our capabilities. In combination with our deep technical expertise, our ability to design and manufacture equipment and produce proppant positions us to custom tailor our products and services to meet the needs of our customers. Additionally, we believe we are uniquely positioned as an industry consolidator. We have a focused M&A strategy to acquire high-quality businesses at attractive valuations that increase our scale and expand our technological and supply chain competencies. Since the completion of our initial public offering (“IPO”) in 2022, we have completed six acquisitions adding approximately 18.7 million tons of annual sand capacity and 13 frac fleets. These acquisitions provide us with an opportunity to generate attractive returns, when combined with our operational and commercial platform.

We believe the technical and operational capabilities of our fleets, our frac sand production and equipment manufacturing capabilities uniquely position us to capitalize on the demand for well stimulation services to support the ongoing development of American oil and gas reserves.

Our operations are focused on the most active unconventional regions in the United States, where we have cultivated deep and longstanding customer relationships with some of those regions’ leading E&P companies. We believe we are among the largest well stimulation services providers in the United States, with 30 active fleets as of January 31, 2024. We operate throughout nearly all major unconventional oil and gas basins in the United States and our scale and geographical footprint provide us with both operating leverage as well as exposure to a diversified customer and commodity mix.

We are also the largest producer of in-basin frac sand in the United States, with approximately 21.5 million tons of annual nameplate capacity across eight frac sand mines in the Haynesville Shale in East Texas, Louisiana and Arkansas (the “Haynesville”), the Permian Basin in West Texas and New Mexico (the “Permian”) and the Eagle Ford Shale in South Texas (the “Eagle Ford”). In addition to the significant quantitative and qualitative benefits that our Proppant Production segment provides to our Stimulation Services Segment, our scale, reach and proximity of our mines to customers’ well sites enable reliable, low-cost sand production for third party proppant customers.

Our business combines a young fleet of modern, technologically advanced pressure pumping equipment with vertically integrated proppant, chemicals and manufacturing, enabling us to deliver premium products and service quality while maintaining an advantaged cost structure.

Operating Segments

Stimulation Services Segment

ProFrac is one of the largest providers of well stimulation services in the United States. As of January 31, 2024, we had 30 active fleets. Of our active fleets 16 are Tier IV fleets (15 of which are dual fuel or DGB), ten are Tier II (two of which are dual fuel) and four are electric fleets. Currently, our operations are focused on the Permian, Eagle Ford, Haynesville,

Appalachia, the Bakken and the Rockies. With our broad operating footprint, we are able to serve a diversified customer base with balanced exposure to public and private E&P customers that are developing both oil and natural gas reserves.

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

In addition to our conventional fleets, we are one of the largest providers of electric powered fleets in the industry. This technology utilizes electric motors powered by lower-cost, lower-emission power solutions, primarily using on-site generation from natural gas produced and conditioned in the field or compressed natural gas (“CNG”). We believe that this fuel supply can provide our customers with additional tools to meet their emissions and sustainability goals by reducing their reliance on diesel fuel, as well as offer significant fuel cost savings. These fleets are intended to provide our customers a suite of options to satisfy their ESG objectives while maximizing operating efficiency.

Our stimulation services competitors include Halliburton Company, Liberty Energy Inc. and NexTier Completion Solutions Inc.

Proppant Segment

We are the largest producer of in-basin frac sand in the United States, with approximately 21.5 million tons of annual nameplate capacity across eight frac sand mines in the Haynesville Shale in East Texas, Louisiana and Arkansas (the “Haynesville”), the Permian Basin in West Texas and New Mexico (the “Permian”) and the Eagle Ford Shale in South Texas (the “Eagle Ford”). Our primary objective is to be the most reliable, cost-effective supplier of in-basin frac sand while maximizing value to our stockholders by generating strong cash flow. We believe that our scale, our proximity to our customers’ operations in key markets and our term contracting approach differentiates us from our competitors and positions us to meet our primary objective.

Our scale enables us to be a reliable, low-cost producer for customers in the areas in which we operate. Our mines are strategically located throughout the most active crude oil and natural gas production markets: the Haynesville, Permian and Eagle Ford. Our geographic diversification, as well as diversification across oil and natural gas production, allows us the flexibility to respond to market volatility and provides confidence in our ability to manage revenues through cycles. The proximity of our mines to the areas in which our customers operate allows them to lower transportation cost, reduce transportation time, improve reliability of delivery, reduce down time, store less proppant on-site and increase operational efficiencies.

Competitors to our proppant segment include Atlas Energy Solutions Inc., Badger Mining Corporation, Black Mountain Sand, Covia Corp., Freedom Proppants, Hi-Crush Inc., High Roller Sand, Signal Peak Silica, U.S. Silica Inc., Vista Minerals and Capital Sand Company, among others.

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

2023 Significant Events

Acquisition of Producers Service Holdings LLC

On January 3, 2023, we acquired 100% of the issued and outstanding membership interest of Producers Service Holdings LLC (“Producers”), a Delaware limited liability company, an employee-owned pressure pumping services provider serving Appalachia and the Mid-Continent, for approximately $35.0 million of total transaction value, of which approximately half was payable in shares of ProFrac’s Class A common stock, par value $0.01 per share (the “Class A Common Stock”), with the remainder consisting of cash and debt assumption. A portion of the cash consideration is subject to certain customary post-closing adjustments. Through this transaction, we have added three fleets, of which two are currently active, totaling 200,000 HHP as well as a 50,000 square foot manufacturing facility located near Zanesville, OH, through which we plan to expand our manufacturing footprint to support Northeast operations.

Acquisition of Performance Proppants

On February 24, 2023, we acquired 100% of the issued and outstanding membership interests in (i) Performance Proppants, LLC, a Texas limited liability company, (ii) Red River Land Holdings, LLC, a Louisiana limited liability company, (iii) Performance Royalty, LLC, a Louisiana limited liability company, (iv) Performance Proppants International, LLC, a Louisiana limited liability company, and (v) Sunny Point Aggregates, LLC, a Louisiana limited liability company (together, “Performance Proppants”) for a total purchase consideration of approximately $462.8 million, consisting of (x) $452.4 million in cash, (y) a number of shares of Class A Common Stock equal to $6.2 million, and (z) the settlement of a pre-existing receivable of $4.2 million. Performance Proppants is a frac sand provider in the Haynesville basin.

Redemption of ProFrac LLC Units

Pursuant to the Third Amended and Restated Limited Liability Company Agreement of ProFrac Holdings, LLC, a Texas limited liability company (“ProFrac LLC”) (the “LLC Agreement”) and the Second Amended and Restated Certificate of Incorporation of ProFrac, certain members of ProFrac LLC had the right (the “Redemption Right”) to cause ProFrac LLC to redeem all or a portion of each such member’s units in ProFrac LLC (the “ProFrac LLC Units”), together with the surrender of the same number of each such member’s shares of ProFrac’s Class B common stock, par value $0.01 per share (the “Class B Common Stock”), for an equivalent number of shares of Class A Common Stock or, at the election of ProFrac’s audit committee, cash as provided for in the LLC Agreement.

Pursuant to redemption notices delivered in accordance with the LLC Agreement, all of the eligible holders of ProFrac LLC Units (the “Redeeming Members”) exercised their Redemption Right with respect to all of their ProFrac LLC Units, representing an aggregate of 104,195,938 ProFrac LLC Units (collectively, the “Redeemed Units”), together with the surrender and delivery of the same number of shares of Class B Common Stock (the “Redemption”). The Redeeming Members included entities owned by or affiliated with ProFrac’s controlling stockholders, Dan Wilks and Farris Wilks, as well as Matt Wilks, ProFrac’s Executive Chairman, an entity affiliated with Ladd Wilks, ProFrac’s Chief Executive Officer, and Coy Randle, a member of the ProFrac board of directors.

On April 7, 2023, in accordance with the LLC Agreement, ProFrac delivered a written notice to ProFrac LLC and the Redeeming Members setting forth the Company’s election to exercise its right to purchase directly and acquire the Redeemed Units (together with the surrender and delivery of the same number of shares of Class B Common Stock) from the Redeeming Members.

We subsequently acquired the Redeemed Units from the Redeeming Members by issuing an aggregate of 101,133,202 shares of Class A common stock on or about April 10, 2023 and the remaining 3,062,736 shares of Class A Common Stock on or about April 13, 2023. The surrendered shares of Class B common stock were canceled, and after giving effect to the Redemption, no shares of our Class B Common Stock remain issued and outstanding.

Issuance and Sale of Newly Designated Series A Redeemable Convertible Preferred Stock

On September 29, 2023, ProFrac entered into a purchase agreement (the “Purchase Agreement”) with THRC Holdings, LP, a Texas limited partnership (“THRC Holdings”) and FARJO Holdings, LP, a Texas limited partnership (“FARJO Holdings” and, together with THRC Holdings, the “Series A Investors”), pursuant to which ProFrac agreed to issue and sell shares of its new series of preferred stock, designated as Series A Redeemable Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), in a private placement transaction (“Private Placement”). At the closing of the Private Placement on September 29, 2023, ProFrac issued and sold to the Series A Investors 50,000 shares of the Series A Preferred Stock at a purchase price of $1,000.00 per share. The gross proceeds to the Company from the sale of the Series A Preferred Stock were $50.0 million. The shares of Series A Preferred Stock are convertible into shares of Class A Common Stock. Holders of the Series A Preferred Stock are entitled to cumulative paid-in-kind dividends at a rate per share equal to eight percent per annum. Such dividends shall compound and be payable quarterly in arrears. The foregoing description of the Series A Preferred Stock does not purport to be complete and is qualified in its entirety by reference to the Series A Certificate of Designation, a copy of which is filed as Exhibit 3.3 to this Annual Report, and is incorporated by reference herein.

Flying A Pump Services, LLC Agreement

In June 2023, ProFrac arranged to sell certain surplus equipment and inventory components and to assign certain pre-orders for equipment to Flying A Pump Services, LLC (“Flying A”), at prices which we believe to be fair market value, for a total consideration of $36.3 million. As of June 30, 2023, we received the proceeds from this sale. Subsequent to June 30, 2023, Flying A requested changes to the mix of the assets being sold to it by the Company without altering the total consideration, and the Company and Flying A agreed to add to the transaction agreement a most favored nation clause on pricing and a condition to closing that the Company’s Audit Committee approve the final mix of assets to be transferred to Flying A. We delivered $28.9 million of these components to Flying A in 2023. We expect to deliver the remaining components to Flying A in the first half of 2024.

Debt Refinancing

In December 2023, we completed the refinancing of our existing senior secured term loan and other debt with two new financings totaling $885 million, which will both mature in 2029. As a result of these transactions, we extended our significant debt maturities to 2029, and obtained the financial flexibility to take advantage of the expected increase in activity levels in 2024. For more information, see “Note 6 – Debt” in the notes to our consolidated financial statements.

Customers

Our customers consist primarily of E&P companies in the continental United States. For the years ended December 31, 2023, and December 31, 2022, no individual customer represented more than 10% of our consolidated revenues. For the year ended December 31, 2021, our top three customers individually represented 15%, 10%, and 7% of our consolidated revenues. The loss of any of our largest customers could have a material adverse effect on our results of operations.

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

As of December 31, 2023, we employed 2,949 people, none of whom are represented by labor unions or subject to collective bargaining agreements.

Health and Safety. The health, safety, and well-being of our employees is of utmost importance to us. We are an industry leader with a proven track record in safety with a Total Reportable Incident Rate of 0.54 for the year ended December 31, 2023, including our manufacturing division, as compared to the industry average of 1.00, according to the International Association of Oil & Gas Producers (“IOGP”).

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

Intellectual Property

USWS has been granted over 90 patents worldwide, which begin to expire in late 2032. USWS has over 200 additional patent applications pending worldwide. Many of these patents were filed in an effort to protect USWS electric fleet technology from being duplicated by competitors. We also use proprietary technology to support our preventative maintenance program and prolong equipment useful life. Although in the aggregate, our trademarks and patents are important to us, we do not regard any single trademark, patent, or group of related trademarks or patents as critical or essential to our business as a whole. For information regarding litigation involving our intellectual property portfolio, see “Note 13 – Commitments and Contingencies” in the notes to our consolidated financial statements.

Operating Risks and Insurance

Our operations are subject to hazards inherent in the energy services industry, such as accidents, breakdowns, blowouts, explosions, fires and spills and releases that can cause personal injury or loss of life, damage or destruction of property, equipment, natural resources and the environment and suspension of operations.

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

We maintain commercial general liability, workers’ compensation, business auto, commercial property, excess liability, and directors and officers insurance policies providing coverage of risks and amounts that we believe to be customary in our industry. Further, we have pollution legal liability coverage for our business entities, which would cover, among other things, third-party liability and costs of clean-up relating to environmental contamination on our premises, while our equipment is in transit and while on our customers’ job site. With respect to our hydraulic fracturing operations, coverage would be available under our pollution legal liability policy for any surface environmental clean-up and liability to third parties arising from any surface contamination. We also have certain specific coverage for some of our business segments, including for our hydraulic fracturing services.

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

In addition, concerns over silicosis and other potential adverse health effects, as well as concerns regarding potential liability from the use of silica, may have the effect of discouraging our customers’ use of our frac sand and discouraging our insurers from covering this risk. The actual or perceived health risks of mining, processing and handling silica could adversely affect frac sand producers, including us, through reduced use of frac sand, the threat of product liability or employee lawsuits, increased scrutiny by federal, state and local regulatory authorities of us and our customers or reduced financing sources available to the silica industry.

Environmental and Occupational Health and Safety Regulations

Our operations are subject to stringent laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection, compliance, and occupational health and safety. Numerous federal, state, and local governmental agencies issue regulations that often require difficult and costly compliance measures that could carry substantial administrative, civil, and criminal penalties for non-compliance and may result in injunctive action. In certain circumstances, states have the option of adopting more stringent environmental standards and regulations than are implemented on the federal level. These laws and regulations may, for example, restrict the types, quantities and concentrations of various substances that can be stored, transported, disposed or released into the environment; limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands, ecologically or seismically sensitive areas and other protected areas; or require action to prevent, control, or remediate pollution from current or former operations. Also, these laws and regulations often require permits, authorizations, or licenses that impose operational restrictions and reporting obligations. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products into the environment. Changes in environmental, health and safety (“EHS”) laws and regulations occur frequently, and any changes that result in more stringent and costly requirements could materially adversely affect our operations and financial position. For example, following political and administrative changes, it is possible that there may be greater environmental, health and safety restrictions, particularly with regards to hydraulic fracturing, permitting, and greenhouse gas (“GHG”) emissions that may affect our operations. We have not experienced any material adverse effect from compliance with current EHS requirements; however, we cannot guarantee this will always be the case.

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

Waste Handling. We handle, transport, store and dispose of wastes that are subject to the Resource Conservation and Recovery Act (“RCRA”) and comparable state laws and regulations, which affect our activities by imposing requirements regarding the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. With federal approval, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Although certain petroleum production wastes are exempt from regulation as hazardous wastes under RCRA, such wastes may constitute “solid wastes” that are subject to the less stringent requirements of non-hazardous waste provisions.

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

Remediation of Hazardous Substances. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”) and analogous state laws generally impose liability without regard to fault or legality of the original conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons can include the current owner (or lessee) or operator of a contaminated facility, a former owner (or lessee) or operator of the facility at the time of contamination, and those persons that disposed or arranged for the disposal of the hazardous substance at the facility. Liability for the costs of removing or remediating previously disposed wastes or contamination, damages to natural resources, and the costs of conducting certain health studies, among other things, is strict and joint and several. In the course of our operations, we use materials that, if released, could be subject to regulation under CERCLA and comparable state laws. Therefore, governmental agencies or third parties may seek to hold us responsible under CERCLA and comparable state statutes for all or part of the costs to clean up sites at which such hazardous substances have been released. Such liability could require us to engage in expensive litigation to defend the claims, and to allocate our proportionate share of liability, if any. Further, we may need to make significant expenditures to investigate and remediate such contamination under such laws, which could have a material adverse effect on our results of operations, competitive position or financial condition.

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

Water Discharges. The Clean Water Act (“CWA”), Safe Drinking Water Act (“SDWA”), Oil Pollution Act (“OPA”) and analogous state laws and regulations impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other oil and gas wastes, into regulated waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. Federal and state laws and regulations may also regulate the discharge of stormwater or discharge to groundwater, often necessitating additional permits and design criteria. The discharge of dredge and fill material into regulated waters, including wetlands, is also prohibited, unless authorized by a permit issued by the U.S. Army Corps of Engineers (the “Corps”). The scope of these regulated waters has been subject to controversy in recent years and revisions under the Obama, Trump, and Biden administrations. On January 18, 2023, the EPA and the Corps finalized a revised definition of “Waters of the United States” to clarify the scope of federal regulatory authority under the CWA. However, in May 2023, the Supreme Court decided Sackett v. EPA, which significantly narrowed the scope of “waters of the United States” by holding that, under the CWA, the word “waters” refers only to geographical features that are described in ordinary parlance as “streams, rivers, oceans, and lakes” and adjacent wetlands that are indistinguishable from those bodies of water due to a continuous surface connection. As a result, on September 8, 2023, the EPA and the Corps finalized a rule amending the definition of “waters of the United States” to conform with the recent Supreme Court decision in Sackett. Litigation challenging the “waters of the United States” rule is ongoing. To the extent any rule or regulation expands the scope of the CWA’s jurisdiction, we and our customers could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. Additionally, many states have similar requirements that apply to state waters where federal jurisdiction ends, and as a result, under most circumstances, discharges of pollutants reaching any permanent waterbodies will likely be regulated.

Additionally, in April 2020, the Supreme Court decided County of Maui, Hawaii v. Hawaii Wildlife Fund, holding that discharges into groundwater may be regulated under the CWA if the discharge is the “functional equivalent” of a direct discharge into navigable waters. On November 27, 2023, the EPA issued draft guidance on whether a discharge via groundwater is a “functional equivalent” of a direct discharge, emphasizing that it is “highly dependent on site-specific considerations.”

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

Air Emissions. The Clean Air Act (“CAA”) and comparable state laws and regulations, regulate emissions of various air pollutants through the issuance of permits and the imposition of other emissions control requirements. The EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants from specified sources. New facilities may be required to obtain permits and meet more stringent design criteria before work can begin, and existing facilities may be required to obtain additional permits and incur capital costs in order to remain in compliance. For example, the EPA has established emission control requirements for crude oil and natural gas production and processing operations and established criteria for aggregating multiple small surface sites into a single source for air quality permitting purposes, which could cause small facilities, on an aggregate basis, to be deemed a major source subject to more stringent air permitting processes and requirements. These and other laws and regulations may increase the costs of compliance for some facilities where we operate. Obtaining or renewing permits also has the potential to delay the development of oil and natural gas projects. Additional costs or delays incurred by our customers could adversely affect demand for the oil and natural gas they produce, which could reduce demand for our services.

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

In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, President Biden has highlighted addressing climate change as a priority of his administration and has issued several executive orders addressing climate change. Moreover, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA has adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, and together with the DOT, set GHG emissions and fuel economy standards for vehicles in the United States. The regulation of methane from oil and gas facilities has been subject to uncertainty in recent years. The EPA previously had promulgated the New Source Performance Standards (“NSPS”), imposing limitations on methane emissions from sources in the oil and gas sector. Subsequently, in September 2020, the Trump Administration rescinded those methane standards and removed the transmission and storage segments from the oil and gas source category under the CAA’s NSPS. However, in June 2021, President Biden signed a resolution passed by the U.S. Congress under the Congressional Review Act nullifying the September 2020 rule, effectively reinstating the prior standards. In November 2021, as required by President Biden’s executive order, the EPA proposed new regulations to expand NSPS requirements for oil and gas sector sources and establish comprehensive standards of performance and emission guidelines for methane and volatile organic compound emissions from existing operations in the oil and gas sector, including the exploration and production, transmission, processing and storage segments, and in November 2022, the EPA proposed a supplemental rule updating, strengthening and expanding its November 2021 proposal. The EPA issued a final rule on December 2, 2023, which includes New Source Performance Standards to reduce emissions of methane and other air pollutants from both new and existing oil and gas operations and emissions guidelines for states to follow in designing and executing implementation plans to cover existing sources (“Standards of Performance for New, Reconstructed, and Modified Sources and Emissions Guidelines for Existing Sources”). The regulations are likely to be subject to legal challenge and will also need to be incorporated into the individual state’s implementation plans, which will need to be approved by the EPA in individual rulemakings that could also be subject to legal challenge. The reinstatement of direct regulation of methane emission for new sources and the promulgation of requirements for existing oil and gas customers could result in increased costs for our customers and consequently adversely affect demand for our services.

Separately, various states and groups of states have adopted or are considering adopting legislation, regulation or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of GHG emissions. For example, several states, including Pennsylvania and New Mexico, have proposed or adopted regulations restricting the emission of methane from E&P activities. At the international level, the United Nations-sponsored “Paris Agreement” requires member states to submit non-binding, individually-determined reduction goals known as Nationally Determined Contributions every five years after 2020. President Biden recommitted the United States to the Paris Agreement and, in April 2021, announced a goal of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. In November 2021, President Biden released “The Long-Term Strategy of the United States: Pathways to Net-Zero Greenhouse Gas Emissions by 2050,” which, among other things, explains that the U.S. and EU are co-leading the “Global Methane Pledge” that aims to cut global methane pollution at least 30% by 2030 relative to 2020 levels. Further, in 2022, the Biden Administration signed the Inflation Reduction Act (“IRA”) that committed to spending approximately $375 billion over a decade, primarily on promoting “clean energy,” in the form of incentives for solar and wind power and electric vehicles. In addition, for the first time ever, the IRA imposes a fee on methane emissions from certain facilities, including certain oil and gas facilities but provides for a conditional exemption from the fee if facilities are subject to and are in compliance with EPA methane regulations that are (1) in effect nationwide and (2) will “result in equivalent or greater emissions reductions as would be achieved” by the “Standards of Performance for New, Reconstructed, and Modified Sources and Emissions Guidelines for Existing Sources.” On January 12, 2024, the EPA issued a proposed rule to implement the IRA’s methane fee, which starts at $900 per metric ton of waste emissions in 2024, increasing to $1,200 for 2025, and $1,500 for 2026 and beyond, and only applies to emissions that exceed the statutorily specified levels. The proposed rule specifies how emissions are to be calculated and also includes criteria for certain flexibilities and exemptions. Additionally, in July 2023, the White House Council on Environmental Quality proposed amendments to the National Environmental Policy Act, as amended (“NEPA”), which include defining “effects” to include “climate change-related effects,” requiring agencies to consider climate change effects as part of the NEPA review process. The full impacts of these orders, pledges, agreements and any further legislation or regulation promulgated to fulfill the United States’ commitments under these initiatives cannot be predicted at this time.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate change related pledges made by certain candidates now in public office. On January 27, 2021, President Biden issued an executive order that calls for substantial action on climate change, including, among other things, the increased use of zero-emission vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and increased emphasis on climate-related risks across government agencies and economic sectors. The Biden Administration has previously also issued orders suspending the issuance of new leases pending a study, of oil and gas development on federal lands. In addition, in November 2022, the U.S. Bureau of Land Management (“BLM”) issued a proposed rule to reduce the waste of natural gas from venting, flaring and leaks during oil and gas production activities on federal and American Indian leases. For more information, see our regulatory disclosure below titled “Regulation of Hydraulic Fracturing and Related Activities.” As a result, we cannot predict the full impact of these developments or whether the Biden Administration may pursue further restrictions. Other actions that could be pursued by the Biden Administration may include the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of LNG export facilities, as well as more restrictive GHG emission limitations for oil and gas facilities. On January 26, 2024, the Biden Administration announced a temporary pause on the U.S. Department of Energy’s review of pending decisions for authorization to export liquified natural gas (“LNG”) to non-Free Trade Agreement countries while the U.S. Department of Energy reviews and updates the underlying analyses for such decisions using more current data to account for considerations like the environmental and climate change impacts of LNG. The temporary pause is not expected to affect LNG exports that have already been authorized. Such developments could have an adverse effect on our business to the extent they result in decreased demand for LNG, which could result in a decrease in demand for our frac sand.

Additionally, on March 6, 2024, the SEC adopted new rules relating to the disclosure of a range of climate-related risks. At this time, we cannot predict the costs of implementation or any potential adverse impacts resulting from the rule. However, we or our customers could incur increased costs related to the assessment and disclosure of climate-related risks. In addition, enhanced climate disclosure requirements could accelerate the trend of certain stakeholders and lenders restricting or seeking more stringent conditions with respect to their investments in certain carbon intensive sectors.

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

Endangered and Threatened Species. Environmental laws such as the Endangered Species Act (“ESA”) and analogous state laws may impact exploration, development and production activities in areas where we operate. The ESA provides broad protection for species of fish, wildlife and plants that are listed as threatened or endangered. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (“MBTA”) and various state analogs. The U.S. Fish & Wildlife Service (“FWS”) may identify previously unidentified endangered or threatened species or may designate critical habitat and suitable habitat areas that it believes are necessary for survival of a threatened or endangered species. For example, the dunes sagebrush lizard, which is found only in the active and semi-stable shinnery oak dunes of southeastern New Mexico and adjacent portions of Texas (including areas where our customers operate), was a candidate species for listing under the ESA by the FWS for many years. As a result of a recent settlement with the environmental groups, the FWS, in July 2020, acted on a petition to list the dunes sagebrush lizard finding sufficient information to warrant a formal one-year review to consider listing the species. While the listing review is ongoing, FWS has also developed a conservation agreement that would implement certain protective practices for the species and authorize incidental taking of the species resulting from certain covered activities, including exploration and development of oil and gas fields. The conservation agreement is known as a Candidate Conservation Agreement with Assurances (“CCAA”). We have joined the CCAA in an effort to mitigate potential impacts on our business of a listing of the Dunes Sagebrush Lizard by the FWS. On June 30, 2023, the FWS proposed that the Dunes Sagebrush Lizard be listed as endangered under the ESA, and the comment period on the proposed rule ended on October 2, 2023.

On November 25, 2022, the FWS announced that the Northern distinct population segments (“DPS”) of the lesser prairie-chicken meets the definition of a threatened species and that the Southern DPS of the lesser prairie-chicken meets the definition of an endangered species. Therefore, FWS listed them as such and finalized a rule under the ESA, which became effective on January 24, 2023. Separately, following a lawsuit filed by conservation groups in 2021, the FWS made a decision to list the Missouri DPS of the eastern hell bender salamander as endangered under the ESA. Since October 2021, the Biden administration has proposed changes to regulations under the ESA, namely to the definition of “habitat” and a policy that made it easier to exclude territory from critical habitat. On November 30, 2022, the FWS reclassified the northern long-eared bat from a threatened species to an endangered species under the ESA, with an effective date of the redesignation of January 30, 2023. To the extent any protections are implemented or increased for these or any other species or habitat, it could cause us or our customers to incur additional costs or become subject to operating restrictions or operating bans in the affected areas.

Regulation of Hydraulic Fracturing and Related Activities. Our hydraulic fracturing operations are a significant component of our business. Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations, including shales. The process, which involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and natural gas commissions. Currently, hydraulic fracturing is generally exempt from federal regulation under the Safe Drinking Water Act Underground Injection Control (the “SDWA UIC”) program and is typically regulated by state oil and gas commissions or similar agencies. However, certain federal agencies have increased scrutiny and regulation. For example, in late 2016, the EPA released a final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain limited circumstances. To date, the EPA has taken no further action in response to the 2016 report. Additionally, the EPA has asserted regulatory authority pursuant to the SDWA UIC program over hydraulic fracturing activities involving the use of diesel fuel in the fracturing fluid and issued guidance for such activities. The EPA also previously issued a series of rules under the CAA that establish new emission control requirements for certain oil and natural gas production and natural gas processing operations and associated equipment. Separately, the Biden Administration may also pursue further restriction of hydraulic fracturing and other oil and gas development on federal lands. For example, on January 27, 2021, President Biden issued an executive order that, among other things, called for the elimination of fossil fuel subsidies from federal budget requests beginning in 2022 and suspended the issuance of new leases for oil and gas development on federal lands to the extent permitted by law and called for a review of existing leasing and permitting practices for such activities on federal lands. In addition, in November 2022, the BLM issued a proposed rule to reduce the waste of natural gas from venting, flaring and leaks during oil and gas production activities on federal and American Indian leases.

In response to President Biden’s executive order, the Department of Interior issued a report recommending various changes to the federal leasing program, though many such changes would require Congressional action. However, legal challenges to this suspension are ongoing, and on August 18, 2022, a district court in the Western District of Louisiana permanently enjoined the moratorium as to the 13 states that filed a lawsuit against the implementation of the suspension. On April 15, 2022, the Department of the Interior announced that it would again resume leasing on federal lands, though with significant changes to the program, including an 80% reduction in the number of acres nominated and the first-ever increase in onshore royalties, to 18.7% from 12.5%. Separately, there has been a significant reduction in the number of approvals of applications for permits to drill on federal lands in 2022. However, in 2022, the IRA conditioned issuance of wind and solar rights-of-way on new oil and gas lease sales on federal land. There remains a significant uncertainty and increased regulatory risks and costs relating to onshore oil and gas exploration and production activities. These issues could result in decreased activity on federal land, adversely impacting demand for our services.

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

OSHA Matters. The Occupational Safety and Health Act (“OSHA”) and comparable state statutes regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and the public. We are also subject to OSHA’s standards for worker exposure to silica, which went into effect on June 23, 2021 for hydraulic fracturing activities. As a result, we or our customers may be required to incur additional costs associated with compliance with these standards, which costs may be material.

Mining Activities. Our sand mining operations are subject to the oversight of the U.S. Mine Safety and Health Administration (“MSHA”), which is administered by the DOL and is the primary regulatory agency with jurisdiction over the commercial silica industry. MSHA regulates quarries, surface mines, underground mines, and the industrial mineral processing facilities associated with quarries and mines. In June 2022, the MSHA launched a new enforcement initiative to better protect miners in the United States from health hazards resulting from repeated overexposure to respirable crystalline silica. MSHA administers and enforces the provisions of the Federal Mine Safety and Health Act of 1977 (“FMSHA”), as amended by the Mine Improvement and New Emergency Response Act of 2006. FMSHA imposes stringent health and safety standards on numerous aspects of our operations inclusive of mineral extraction and processing operations, transportation and transloading of silica and delivery of silica sand to well sites. These standards include, among others, the training of personnel, operating procedures, operating and safety equipment, and other matters. As part of MSHA’s oversight, its representatives must perform at least two unannounced inspections annually for each surface mining facility in its jurisdiction. On July 13, 2023, the DOL issued a proposed rule amending its existing standards and setting a permissible exposure limit of respirable crystalline silica and including other requirements to protect miner health, such as exposure sampling, corrective actions to be taken when miner exposure exceeds the permissible exposure limit, and medical surveillance for miners.

Environmental Reviews. If permits or other authorizations from the federal government are required, our future operations may be subject to broad environmental review under NEPA. NEPA requires federal agencies to evaluate the environmental impact of all “major federal actions” significantly affecting the quality of the human environment. The granting of a federal permit for a major development project, such as a proppant production operations, may be considered a “major federal action” that requires review under NEPA. As part of this evaluation, the federal agency considers a broad array of environmental impacts, including, among other things, impacts on air quality, water quality, wildlife (including threatened and endangered species), historic and archeological resources, geology, socioeconomics and aesthetics. NEPA also requires the consideration of alternatives to the project. The NEPA review process, especially the preparation of a full environmental impact statement, can be time consuming and expensive. The purpose of the NEPA review process is to inform federal agencies’ decision-making on whether federal approval should be granted for a project and to provide the public with an opportunity to comment on the environmental impacts of a proposed project. Though NEPA requires only that an environmental evaluation be conducted and does not mandate a particular result, a federal agency could decide to deny a permit or impose certain conditions on its approval, based on its environmental review under NEPA, or a third party could challenge the adequacy of a NEPA review and thereby delay the issuance of a federal permit or approval, which could have an adverse effect on our business.

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

Since the beginning of 2022, before the May 17th closing of our initial public offering and the start of trading of our Class A Common Stock on the Nasdaq Global Select Market (“Nasdaq”), we have aggressively pursued our growth and vertical integration strategies through a series of acquisitions, investments and procurement arrangements that increased our total assets from $664.6 million at December 31, 2021, to $3.1 billion at the end of fiscal year 2023. These acquisitions, investments and transactions include:

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
•
Our $479.1 million acquisition of USWS in November 2022,
•
Our $164.6 million acquisition of Monarch Silica, LLC and related real estate in December 2022,
•
Our $145.2 million acquisition of REV in December 2022,
•
Our $36.5 million acquisition of Producers Service Holdings LLC in January 2023, and
•
Our $462.8 million acquisition of Performance Proppants, LLC, Red River Land Holdings, LLC, Performance Royalty, LLC, Performance Proppants International, LLC and Sunny Point Aggregates, LLC in February 2023.

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

Our indebtedness could adversely affect our financial flexibility and competitive position and make us more vulnerable to adverse economic conditions.

As of December 31, 2023, we had outstanding principal indebtedness of $1,107.9 million. See “Note 6 – Debt” in the notes to our consolidated financial statements for more details on our debt including the portion of our outstanding principal that matures in the year ending December 31, 2024. Our existing and future indebtedness, whether incurred in connection with acquisitions, operations or otherwise, and limited access to liquidity may adversely affect our operations and limit our growth, and we may have difficulty making debt service payments on such indebtedness as payments become due. Our level of indebtedness may affect our operations in several ways, including:

•
increasing our vulnerability to general adverse economic and industry conditions;
•
requiring us to dedicate a substantial portion of cash flow from operations to making payments on our indebtedness, thereby reducing the availability of cash flow to fund working capital, acquisitions and capital expenditures;
•
restricting us from exploiting business opportunities;
•
making it more difficult to satisfy our financial obligations, including payments on our indebtedness;
•
placing us at a disadvantage compared to our competitors that have less debt obligations;
•
limiting our ability to refinance our current indebtedness or borrow additional funds for working capital, capital expenditures, acquisitions or certain investments or execute on our business strategy; and
•
limiting our flexibility in planning for, and reacting to, changes in the economy and in our industry.

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

Restrictions in our debt agreements and any future financing agreements may limit our ability to finance future operations, meet capital needs or capitalize on potential acquisitions and other business opportunities.

Our debt agreements contain, and any future financing agreements we may enter into will likely contain, operating and financial restrictions and covenants that may restrict our ability to finance future operations or capital needs, or to engage in, expand or pursue our business activities. For example, our credit agreements restrict or limit our ability to:

•
grant liens;
•
incur additional indebtedness;
•
engage in a merger, consolidation or other fundamental transactions;
•
enter into transactions with affiliates or amend material agreements;
•
sell or otherwise dispose of assets, businesses and operations;
•
make acquisitions, investments and capital expenditures; and

•
declare and pay distributions and dividends.

Our compliance with these provisions may materially adversely affect our ability to react to changes in market conditions, take advantage of business opportunities we believe to be desirable, obtain future financing, fund needed capital expenditures, finance acquisitions, equipment purchases and development expenditures, or withstand a future downturn in our business.

Furthermore, our debt agreements contain certain other operating and financial covenants. Our ability to comply with the covenants and restrictions contained in our debt agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired.

If we violate any of the restrictions, covenants, ratios or tests in our credit agreements, a significant portion of our indebtedness may become immediately due and payable. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. Any subsequent replacement of our debt agreements or any new indebtedness could have similar or greater restrictions.

An increase in interest rates would increase the cost of servicing our indebtedness and could reduce our profitability, decrease our liquidity and impact our solvency.

We have exposure to increases in interest rates under certain of our debt agreements, some of which accrue interest at a variable rate. As a result, increases in interest rates could increase the cost of servicing such indebtedness and materially reduce our profitability, financial condition and cash flows.

We may not be able to generate sufficient cash flow to service all of our obligations, including our obligations under our credit and other financing facilities.

Our ability to make payments on and to upsize our current facilities, refinance any of our outstanding indebtedness, obtain additional financing, and to fund planned capital expenditures, strategic transactions and expansion efforts will depend on, among other things, our financial and operating performance, including, our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Our business may not be able to generate sufficient cash flows from operations and collect our receivables, and there is no assurance that our future cash flows from operations will be sufficient to enable us to make payments due on our current or future indebtedness and to fund our other liquidity needs. If this is the case, we will need to refinance all or a portion of our indebtedness on or before maturity, and we cannot assure that we will be able to refinance any of our indebtedness in a timely manner, on commercially reasonable terms, or at all. We may need to implement one or more alternatives, such as reducing or delaying planned business activities, expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing. These financing strategies may not be executed on satisfactory terms, if at all or on terms that would be advantageous to our stockholders. Our ability to upsize our current facilities, refinance our indebtedness or obtain additional financing, and to do so on commercially reasonable terms, will depend on, among other things, our financial condition at the time, restrictions in agreements governing our indebtedness, and other factors, including the condition of the financial markets and the markets in which we will compete.

As a result of our debt refinancing transaction in December 2023, we are required to segregate collateral associated with Alpine Holding, LLC, PF Proppant Holdings, LLC and their respective subsidiaries and may have limited ability to access or use Alpine’s cash to satisfy our obligations or the obligations of our other subsidiaries. We also have limited ability to provide Alpine with liquidity to satisfy its obligations. See “Note 6 – Debt” in the notes to our consolidated financial statements for discussion of our debt financing.

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
•
the expected decline of rates of current oil and gas production;
•
any actual or perceived difficulty or inability to acquire or maintain necessary permits or mining or water rights;
•
the social, political and economic conditions in oil and natural gas producing countries and regions, including developments related to the ongoing wars between Russia and Ukraine and Israel and Hamas;
•
any actions by the members of OPEC+ and other oil-producing countries with respect to oil production levels and announcements of potential changes in such levels;
•
the level of consumer acceptance of and demand for fossil fuel products;
•
negative shifts in investor sentiment of the oil and gas industry;
•
contractions in the credit market;
•
the strength or weakness of the U.S. dollar;
•
inflationary factors, such as increases in the labor costs, material costs and overhead costs;
•
the availability of pipeline and other transportation capacity;
•
the levels of oil and natural gas storage;
•
any adverse weather conditions or natural disasters;
•
any technological advances affecting energy consumption;
•
the price and availability of alternative fuels and energy sources;
•
merger and divestiture activity among oil and natural gas producers, including consolidation activity that may eliminate some of our customers or increase their leverage in negotiations with us;
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

The majority of our revenue is generated from the provision of hydraulic fracturing services to a discrete number of recurring customers. During the fiscal years ended on December 31, 2023, 2022 and 2021, our top ten customers represented, respectively, 41%, 35% and 63% of our consolidated revenues.

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

As a vertically integrated company, our proppant production segment makes significant intercompany sales to our stimulation services segment and could be adversely affected if our stimulation services segment fails to perform as expected.

Oil and natural gas companies’ operations using hydraulic fracturing are substantially dependent on the availability of water, as are our frac sand mining and processing operations. Restrictions on the ability to obtain water and the disposal of flowback and produced water may impact their and our operations and have a corresponding adverse effect on our business, results of operations and financial condition.

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

The frac sand excavation and processing activities in which we engage also require significant amounts of water, of which we seek to recycle a significant percentage in our operating process. As a result, securing water rights and water access to sufficient volumes of water and obtaining water discharge permits where required are necessary for the operation of our processing facilities.

Our frac sand operations are dependent on our rights and ability to mine our properties and on our having received or renewed the required permits and approvals from governmental authorities and other third parties.

We currently hold, and will seek, numerous environmental, mining and other permits from governmental authorities, as well as water rights and approvals authorizing our frac sand operations. For our extraction and processing, the permitting process is governed by to federal, state, and local laws and regulations. For example, on the federal level, a Mine Identification Request (MSHA Form 7000-51) must be filed and obtained before mining commences. If wetlands are implicated, a wetlands permit may be required from the U.S. Army Corps of Engineers (the “Corps”). At the federal and state level, a series of permits and approvals are required related to air quality, wetlands, water quality (wastewater and stormwater), grading permits, threatened and endangered species, archaeological assessments and high capacity wells in addition to others depending upon site-specific factors and operational detail. At the local level, mining, zoning, building, stormwater, erosion control, road usage and access, among other matters, may be regulated and require permitting or approval from local governmental authorities. For example, Aggregate Production Operations permits are required for our Texas production facilities and similar permits may be required for our facilities in other states. A decision by a governmental agency or other third party to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to commence or continue related operations.

Title to, and the area of, mineral properties and water rights may also be disputed. Mineral properties sometimes contain claims or transfer histories that examiners cannot verify. Legal challenges claiming that we do not have title to our property or lack appropriate water rights could cause us to lose any rights to explore, develop and extract minerals without compensation for our prior expenditures relating to such property. Our business may suffer a material adverse effect in the event that any such claims are successful.

In some instances, we have received access rights or easements from third parties, which allow for more efficient operations. Such third party could take legal action to restrict or suspend the access or easement or could refuse to renew such rights or easements upon their contractual expiration, which could be materially adverse to our business, results of operations or financial condition.

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

Many key responsibilities within our business have been assigned to a small number of employees. The loss of their services could adversely affect our business. In particular, the loss of the services of one or more members of our executive team, including our Chief Executive Officer, Executive Chairman, Chief Financial Officer and Chief Legal Officer, could disrupt our operations. We do not maintain “key person” life insurance policies on any of our employees. As a result, we are not insured against any losses resulting from the death of our key employees.

We rely on contractors to conduct a significant portion of our frac sand mining operations.

A significant portion of our frac sand mining operations are currently conducted in whole or in part by contractors, including services from related parties. Contractors provide us mining, wet and dry loading and hauling services at our Kermit Sand Mine, Lamesa Sand Mine, Monahans Sand Mine, San Antonio Sand Mine and Merryville Sand Mine, and provide us certain related equipment. Wilks Earthworks, LLC (“Earthworks”), an affiliate of the Wilks Parties, provides us those services at our Kermit Sand Mine, Lamesa Sand Mine and San Antonio Sand Mine pursuant to a Master Services Agreement dated effective as of December 1, 2022 (the “Earthworks Services Agreement”). The term of the agreement expires on December 1, 2024 and renews automatically for successive one year terms unless earlier terminated. As a result of these arrangements, our operations are subject to a number of risks, some of which are outside our control and may negatively affect our operations and financial results, including:

•
reduced control over those aspects of operations which are the responsibility of the contractor;
•
failure of a contractor to perform under its agreement;
•
interruption of operations or increased costs in the event that a contractor ceases its business due to insolvency or other unforeseen events;

•
failure of a contractor to comply with applicable legal and regulatory requirements, to the extent it is responsible for such compliance;
•
problems of a contractor with managing its workforce, labor unrest or other employment issues;
•
liability to third parties as a result of the actions of our contractors;
•
the inability to replace a contractor and its operating equipment in the event that either party terminates the agreement; and negotiating renewal terms or new agreements with contractors on acceptable terms.

Inaccuracies in our estimates of frac sand mineral reserves and resource deposits, or deficiencies in our title to those deposits, could result in our inability to mine the deposits or require us to pay higher than expected costs.

We base our frac sand mineral reserve and resource estimates on engineering, economic and geological data assembled and analyzed by our mining engineers, which are reviewed periodically by outside firms. However, frac sand reserve estimates are necessarily imprecise and depend to some extent on statistical inferences drawn from available drilling data, which may prove unreliable. There are numerous uncertainties inherent in estimating quantities and qualities of frac sand reserves and resources, many of which are beyond our control and any of which could cause actual results to differ materially from our expectations. These uncertainties include:

•
geological and mining conditions and/or effects from prior mining that may not be fully identified by available data or that may differ from experience;
•
assumptions regarding the effectiveness of our mining, quality control and training programs;
•
assumptions concerning future prices of frac sand products, operating costs, mining technology improvements, development costs and reclamation costs; and
•
assumptions concerning future effects of regulation, including the issuance of required permits and taxes by governmental agencies.

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

Additionally, at our Kermit Sand Mine, a portion of our reserves are located on approximately 630 acres that we lease pursuant to a lease that terminates in 2052 and requires that we commence production from the leased premises by January 1, 2032. If we do not commence mining activities by January 1, 2032, our lease of this property would terminate and we would lose our interest in these reserves.

Our frac sand mining operations are dependent on our rights and ability to mine our properties and on our having received or renewed the required permits and approvals from governmental authorities and other third parties. A decision by a governmental agency or other third party to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to commence or continue related operations.

In some instances, we have received access rights or easements from third parties, which allow for more efficient operations. Such third party could take legal action to restrict or suspend the access or easement or could refuse to renew such rights or easements upon their contractual expiration, which could be materially adverse to our business, results of operations or financial condition.

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

As our customers have become more focused on the reductions of their emissions footprint, we have introduced products and services (such as our electric-powered hydraulic fracturing fleets) to meet their needs. As of December 31, 2023, approximately 75% of our pumps rely on electric frac or natural gas burning engine technology (which we consider to be currently the most environmentally friendly available technologies used in our industry). In addition to being less attractive to customers, the legacy portion of our fleet is less efficient, and often requires additional maintenance and capital expenditures to be kept in good operating condition and may, therefore, be subject to longer or more frequent periods of unavailability.

If we fail to upgrade and replace our fleet with the higher efficiency and more environmentally friendly equipment the industry increasingly demands, our competitive position may deteriorate, which may have a material adverse effect on our financial position, results of operations and cash flows.

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

We and our customers are subject to a variety of federal, state and local environmental laws and regulations affecting the hydraulic fracturing and mining and mineral processing industry, including, among others, those relating to employee health and safety, environmental permitting and licensing, plant and wildlife protection, wetlands protection, air and water emissions, greenhouse gas emissions, water pollution, waste management, including the transportation and disposal of waste and other materials, remediation of soil and groundwater contamination, land use, reclamation and restoration of properties, hazardous materials and natural resources. These laws and regulations have imposed, and will continue to impose, numerous obligations on our operations and the operations of our customers, including the acquisition of permits or other approvals to conduct regulated activities, the imposition of restrictions on the types, quantities and concentrations of various substances that may be released into the environment, the incurrence of capital expenditures to mitigate or prevent releases of hazardous materials from our equipment and facilities, and the application of specific health and safety criteria addressing worker protection. Some environmental laws impose substantial penalties for noncompliance, and others, such as the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), impose strict, retroactive and joint and several liability for the remediation of releases of hazardous substances. Liability may be imposed as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior owners or operators or other third parties without regard to fault or the legality of the conduct at the time. Governmental agencies, citizen organizations, neighboring landowners and other third parties may file claims against us for personal injury or property damage allegedly caused by the release of pollutants into the environment. In addition, any failure by us to comply with applicable laws and regulations may cause governmental authorities to take actions that could adversely impact our operations and financial condition, including:

•
assessment of sanctions including administrative, civil or criminal penalties;
•
denial, modification, or revocation of permits or other authorizations;
•
occurrence of restrictions, delays or cancellations in permitting or development or performance of projects or operations;
•
imposition of injunctive obligations or other limitations on our operations, including cessation of operations; and
•
requirements to perform site investigatory, remedial, or other corrective actions or the incurrence of capital expenditures.

Costs associated with compliance with these laws, defending against related claims, and any actual liabilities have been and will continue to be significant. Any changes in environmental laws and regulations or re-interpretation of enforcement policies that result in more stringent and costly pollution control equipment and operations, the occurrence of delays in the permitting or performance of projects, or waste handling, storage, transport, disposal, or remediation requirements could have a material adverse effect on our financial position and results of operations.

Changes in laws or government regulations could increase our costs of doing business.

Environmental, health and safety laws and regulations are constantly evolving, and they may change or become more stringent in the future. Current and future claims and liabilities may have a material adverse effect on us because of potential adverse outcomes, defense costs, diversion of management resources, unavailability of insurance coverage and other factors. The ultimate costs of these liabilities are difficult to determine and may exceed any reserves we may have established. If existing environmental, health and safety requirements or enforcement policies change, we may be required to make significant unanticipated capital and operating expenditures.

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

The regulation of methane from oil and gas facilities stands to become more restrictive under the current federal administration. The EPA already imposes limitations on methane emissions from new sources in the oil and gas sector through NSPS and the EPA’s final rule, announced on December 2, 2023, reduces emissions of methane and other air pollutants from both new and existing oil and natural gas operations and provides emissions guidelines for states to follow in designing and executing implementation plans to cover existing sources. Such regulation of methane emission for new sources and the promulgation of further requirements for existing oil and gas customers could result in increased operational costs and adversely affect demand for our products and services. The complete impacts of these pledges, investments, agreements, and the legislation or regulation promulgated to fulfill the United States’ commitments to reduce GHG emissions, cannot be predicted at this time. Additionally, we cannot predict any future reductions and restrictions beyond what is currently proposed.

Litigation risks are also increasing as a number of entities have sought to bring suit against various oil and natural gas companies in state or federal court, alleging among other things, that such companies created public nuisances by producing fuels that contributed to climate change or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors or customers by failing to adequately disclose those impacts. Such litigation against our customers could reduce the demand for our products and services, which could have a material adverse effect on our business, financial condition and results of operation.

There are also increasing financial risks for fossil fuel producers as shareholders currently invested in fossil-fuel energy companies may elect in the future to shift some or all of their investments into non-fossil fuel related sectors. Institutional lenders who provide financing to fossil fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. Enhanced climate disclosure requirements could accelerate the trend of certain stakeholders and lenders restricting or seeking more stringent conditions with respect to their investments in certain carbon intensive sectors. In 2021, President Biden signed an executive order calling for the development of a “climate finance plan” and, separately, the Federal Reserve announced that it had joined the Network for Greening the Financial System, a consortium of financial regulators focused on addressing climate-related risks in the financial sector. Limitation of investments in and financing for fossil fuel energy companies could result in the restriction, delay or cancellation of drilling programs or development or production activities, which could reduce the demand for our services and products and have a material adverse effect on our business, financial condition and results of operation.

Additionally, political, litigation and financial risks may result in our customers restricting or canceling production activities, incurring liability for infrastructure damages as a result of climate change, or impairing their ability to continue to operate in an economic manner, which also could reduce the demand for our services and products. One or more of these developments could have a material adverse effect on our business, financial condition and results of operation.

Finally, many scientists have concluded that increasing concentrations of GHG in the atmosphere may have significant physical climate effects, such as increased frequency and severity of storms, droughts, and floods and other climate events that could have an adverse effect on our and our customers’ operations.

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

The commercial development of economically viable non-fossil fuel energy sources and related products (such as electric vehicles, wind, solar, geothermal, tidal, fuel cells and biofuels) could have a similar effect. In addition, certain U.S. federal income tax deductions currently available with respect to oil and natural gas exploration and development, including the allowance of percentage depletion for oil and natural gas properties, may be eliminated by proposed legislation. Any future decreases in the rate at which oil and natural gas reserves are discovered or developed, whether due to the passage of legislation, increased governmental regulation leading to limitations, or prohibitions on exploration and drilling activity, including hydraulic fracturing, or other factors, could reduce demand for our products and services and have a material adverse effect on our business and financial condition, even in a stronger oil and natural gas price environment.

Additional restrictions on drilling activities intended to protect certain species of wildlife may adversely affect our ability to conduct completion activities.

In the United States, the ESA restricts activities that may affect endangered or threatened species or their habitats and similar protections are offered to migratory birds under the MBTA and other federal and state statutes. To the extent species that are listed and protected under the ESA or similar state laws, or under the MBTA, inhabit the areas where we or our customers operate, our operations and the operations of our customers could be adversely impacted. Moreover, drilling and mining activities may be delayed, restricted or precluded in protected habitat areas or during certain seasons, such as breeding and nesting seasons. The listing of new species under the ESA or the designation of previously unidentified species in the areas where we or our customers operate similarly has the potential to adversely impact our operations and the operations of our customers, including by causing our operations to become subject to operating restrictions or bans and limiting future development activity in affected areas. Changes to existing rules could increase the portion of our or our customers’ operating areas that could be designated as critical habitat. Such new species designations or more restrictive rules could materially restrict use of or access to federal, state and private lands.

For example, on July 3, 2023, the FWS proposed that the Dunes Sagebrush Lizard, which is found only in the active and semi-stable shinnery oak dunes of southeastern New Mexico and adjacent portions of Texas (including areas where we and our customers operate), be listed as endangered under the ESA. The comment period on the proposed rule ended on October 2, 2023. At this time, we cannot be sure of the precise potential effects of such proposed listing, if it is finalized, on our or our customers’ operations. However, as discussed above, a decision by the FWS to list the Dunes Sagebrush Lizard as endangered could subject us and our customers to operating restrictions and/or limit areas of our current or future operations. The FWS has not yet proposed to designate critical habitat for the Dunes Sagebrush Lizard, which it may do so up to a year after a listing under the ESA. At this time, the effects of such designation on our or our customers’ operations or the operations of our peers are likewise uncertain.

Silica-related health issues and legislation, including compliance with existing or future regulations relating to respirable crystalline silica, or litigation could have an adverse effect on our business, reputation or results of operations.

We are subject to laws and regulations relating to human exposure to crystalline silica. For example, the federal Occupational Safety and Health Act (“OSHA”) has implemented rules establishing a more stringent permissible exposure limit for exposure to respirable crystalline silica and provided other provisions to protect employees. These rules require compliance with engineering control obligations to limit exposures to respirable crystalline silica in connection with hydraulic fracturing activities. In June 2022, the Department of Labor’s (“DOL”) Mine Safety and Health Administration (“MSHA”) launched a new enforcement initiative to better protect U.S. miners from health hazards resulting from repeated overexposure to respirable crystalline silica. MSHA reports that silica dust affects thousands of miners each year and, without adequate protection, miners face risks of serious illnesses, many of which can be fatal. On July 13, 2023, the MSHA issued a proposed rule amending its existing standards and setting a permissible exposure limit of respirable crystalline silica.

As part of the DOL’s program, MSHA will conduct silica dust-related mine inspections and expand silica sampling at mines, while providing mine operators with compliance assistance and best practices to limit miners’ exposure to silica dust.

Specifically, the silica enforcement initiative will include:

•
Spot inspections at mines with a history of repeated silica overexposures to closely monitor and evaluate health and safety conditions.
•
Increased oversight and enforcement of known silica hazards at mines with previous citations for exposing miners to silica dust levels over the existing permissible exposure limit of 100 micrograms per cubic meter of air (μg/m3). For mines where the operator has not timely abated hazards, MSHA will issue a withdrawal order until the silica overexposure hazard has been abated.
•
Expanded silica sampling at mines to ensure inspectors’ samples represent the mines, commodities and occupations known to have the highest risk for overexposure.
•
A focus on sampling during periods of the mining process that present the highest risk of silica exposure for miners.

•
Reminding miners about their rights to report hazardous health conditions, including any attempt to tamper with the sampling process.

In addition, the DOL’s Educational Field and Small Mine Services staff will provide compliance assistance and outreach to mine operators, unions and other mining community organizations to promote and advance protections for miners. The MSHA initiative is intended to take immediate action to reduce the risks of silica dust exposure as the DOL’s development of a mining industry standard continues.

If we are unable to satisfy these obligations, or are not able to do so in a manner that is cost effective or attractive to our customers, our business operations may be adversely affected or availability or demand for our frac sand could be significantly affected. Federal and state regulatory authorities, including OSHA, MSHA and analogous state agencies, may continue to propose changes in their regulations regarding workplace exposure to crystalline silica, such as permissible exposure limits and required controls and personal protective equipment, and we can provide no assurance that we will be able to comply with any future laws and regulations relating to exposure to crystalline silica that are adopted, or that costs of complying with such future laws and regulations would not have an adverse effect on our operating results by requiring us to modify or cease our operations.

In addition, the inhalation of respirable crystalline silica is associated with health risks, including the lung disease silicosis. There is evidence of an association between crystalline silica exposure or silicosis and lung cancer and possible association with other diseases, including immune system disorders such as scleroderma. These health risks have been, and may continue to be, a significant issue confronting the hydraulic fracturing industry. Concerns over silicosis and other potential adverse health effects, as well as concerns regarding potential liability from the use of frac sand, may have the effect of discouraging our customers’ use of frac sand. The actual or perceived health risks of handling frac sand could adversely affect hydraulic fracturing service providers, including us, through reduced use of frac sand, the threat of product liability or employee lawsuits naming us as a defendant, increased scrutiny by federal, state and local regulatory authorities of us and our customers or reduced financing sources available to the hydraulic fracturing industry.

Over the past few decades, a number of companies that utilize silica in their operations have been named as a defendant, usually among many defendants, in product liability lawsuits brought by or on behalf of current or former employees or customers alleging damages caused by silica exposure. The silica- related litigation brought against us to date, and associated litigation costs, settlements and verdicts, have not resulted in a material liability to us, and we presently maintain insurance policies where available. However, we may continue to have silica exposure claims filed against us in the future, including claims that allege silica exposure for periods or in areas not covered by insurance, and the costs, outcome and impact to us of any pending or future claims is not certain. Any such pending or future claims or inadequacies of our insurance coverage could have a material adverse effect on our business, reputation, financial condition and results of operations.

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

The market price of our Class A Common Stock could vary significantly as a result of a number of factors, some of which are beyond ProFrac’s control. For example, since we consummated our IPO, the closing sales price of our Class A Common

Stock has fluctuated from a high of $25.72 per share on November 22, 2022, to a low of $6.73 per share on February 14, 2024.

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

As of December 31, 2023, the Wilks Parties controlled approximately 84.4% of our total voting power. As a result, the Wilks Parties are able to control matters requiring stockholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our Class A Common Stock will be able to affect the way we are managed or the direction of our business. The interests of the Wilks Parties with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders.

For example, the Wilks Parties may have different tax and other positions from us, especially in light of the Tax Receivable Agreement, that could influence their decisions regarding whether and when to support the disposition of assets, the incurrence or refinancing of new or existing indebtedness, or the termination of the Tax Receivable Agreement and acceleration of our obligations thereunder. Certain Wilks Parties hold all of our Series A Preferred Stock, which could cause their interests to differ. In addition, the determination of future tax reporting positions, the structuring of future transactions and the handling of any challenge by any taxing authority to our tax reporting positions may take into consideration tax or other considerations of the Wilks Parties which may differ from the considerations of us or our other stockholders.

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

The issuance of Class A Common Stock upon the conversion of the Series A Preferred Stock may cause dilution to our existing stockholders.

Following the first anniversary of the first issuance of shares of Series A Preferred Stock, our Series A Preferred Stock is convertible into our Class A Common Stock at a conversion ratio that is the quotient of: (i) the liquidation preference as of the date of the conversion and (ii) the then applicable conversion price (which is initially set at $20.00, but may be adjusted from time to time, in accordance with the terms of the Series A Certificate of Designation). It is likely that a larger amount of our Class A Common Stock will be issued the further into the future that our Series A Preferred Stock is converted into our Class A Common Stock. The Series A Preferred Stock is entitled to 8% dividends per annum, paid-in-kind and compounded quarterly on the then outstanding Liquidation Preference (as defined in the Series A Certificate of Designation). See “Note 8 – Preferred Stock” in the notes to our consolidated financial statements for additional information. We cannot predict when, and how many, shares of our Class A Common Stock shall be issued upon the conversion of the Series A Preferred Stock, or predict or quantify any dilution existing holders of our Class A Common Stock may experience upon such conversion. The conversion of the Series A Preferred Stock into our Class A Common Stock could result in substantial dilution to existing holders of our Class A Common Stock. Holders of our Series A Preferred Stock also have liquidation rights that could affect the residual value of the Class A Common Stock.

Our certificate of incorporation and bylaws, as well as Delaware law, contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our Class A Common Stock and could deprive our investors of the opportunity to receive a premium for their shares.

Our certificate of incorporation authorizes our board of directors to issue preferred stock without stockholder approval (other than the approval in certain circumstances of the holders of the Series A Preferred Stock) in one or more series, designate the number of shares constituting any series, and fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights, rights and terms of redemption, redemption price or prices and liquidation preferences of such series. If our board of directors elects to issue preferred stock in addition to the Series A Preferred Stock, it could be more difficult for a third party to acquire us. In addition, some provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our stockholders. These provisions include, for example, the following:

•
from and after such time as the parties to the ProFrac Stockholders’ Agreement (including their permitted transferees) cease to beneficially own more than 50% of our then-outstanding shares of common stock (which we refer to as the Trigger Date), dividing our board of directors into three classes of directors, with each class serving staggered three-year terms;
•
from and after the Trigger Date, allowing the members of our board of directors designated by the parties to the ProFrac Stockholders’ Agreement to have a majority of the voting power of our board of directors;
•
from and after the Trigger Date, and subject to the terms of our ProFrac Stockholders’ Agreement, providing that all vacancies, including newly created directorships, may, except as otherwise required by law or, if applicable, the rights of holders of a series of preferred stock, only be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum (prior to such time, vacancies may also be filled by stockholders holding a majority of the outstanding shares);
•
from and after the Trigger Date, permitting any action by stockholders to be taken only at an annual meeting or special meeting rather than by a written consent of the stockholders, subject to the rights of any series of preferred stock with respect to such rights;
•
from and after the Trigger Date, permitting special meetings of our stockholders to be called only by our Chief Executive Officer, our Executive Chairman and our board of directors pursuant to a resolution adopted by the affirmative vote of a majority of the total number of authorized directors whether or not there exist any vacancies in previously authorized directorships;
•
from and after the Trigger Date, and subject to the rights of the holders of shares of any series of our preferred stock and the terms of our ProFrac Stockholders’ Agreement, requiring the affirmative vote of the holders of at least 66 2/3% in voting power of all then outstanding common stock entitled to vote generally in the election of directors, voting together as a single class, to remove any or all of the directors from office at any time, and directors will be removable only for “cause”;
•
prohibiting cumulative voting in the election of directors;
•
establishing advance notice provisions for stockholder proposals and nominations for elections to the board of directors to be acted upon at meetings of stockholders; and
•
providing that the board of directors is expressly authorized to adopt, or to alter or repeal our bylaws.

In addition, as a Delaware corporation we are governed by the Delaware General Corporation Law (as the same may be amended hereafter, the “DGCL”). In general, Section 203 of the DGCL, an anti-takeover law, prohibits a publicly held Delaware corporation from engaging in a business combination (as defined in Section 203 of the DGCL), such as a merger, with a person or group owning 15% or more of a company’s voting stock, which person or group is considered an interested stockholder under the DGCL, for a period of three years following the date the person became an interested stockholder, unless (with certain exceptions) the business combination or the transaction in which the person became an interested stockholder is approved in a prescribed manner. We have elected in our certificate of incorporation not to be subject to Section 203.

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

We do not presently anticipate paying cash dividends on our Class A Common Stock and our existing debt agreements, as well as the Series A Certificate of Designation, place restrictions on our ability to do so. Consequently, your only opportunity to achieve a return on your shares of Class A Common Stock is if the price of our Class A Common Stock appreciates.

While we look forward to the opportunity to pay dividends in the future, we do not presently anticipate paying any cash dividends on our Class A Common Stock in the foreseeable future. In addition, our Series A Certificate of Designation and our existing debt agreements place, and we expect our future debt agreements will place, restrictions on our ability to pay cash dividends. Consequently, unless we revise our dividend policy, receive permission from the holders of our Series A Preferred Stock pursuant to the Series A Certificate of Designation, and are released of the provisions in our loan agreements that restrict the payment of dividends, your only opportunity to achieve a return on your investment in us will be if you sell your Class A Common Stock at a price greater than the price that you paid for it. There is no guarantee that the price of our Class A Common Stock that will prevail in the market will ever exceed the amount that you paid for it.

The price of our Class A Common Stock may decline as a result of the large number of shares available for sale.

As of December 31, 2023, we had 159,388,841 shares of our Class A Common Stock outstanding, and approximately 2,542,708 shares of Class A Common Stock remained available for issuance under our long-term incentive plan. The Wilks Parties owned 134,458,994 shares of our outstanding Class A Common Stock at March 11, 2024. Under the Registration Rights Agreement dated as of May 17, 2022 by and among ProFrac and certain of the Wilks Parties, the Wilks Parties have registration rights in accordance with which ProFrac must file a registration statement for resale of all the shares of Class A Common Stock held by the Wilks Parties. In addition, the price of the Class A Common Stock may decline as a result of the conversion of the outstanding Series A Preferred Stock into Class A Common Stock. All of these shares are subject to the rights of the holders thereof to require ProFrac to file a registration statement for their resale.

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

We are party to the Tax Receivable Agreement with the TRA Holders. This agreement generally provides for the payment by ProFrac to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax (computed using simplifying assumptions to address the impact of state and local taxes) that ProFrac actually realizes (or is deemed to realize in certain circumstances) in periods after our IPO as a result of certain increases in tax basis available to ProFrac as a result of acquisitions of Units in connection with the IPO or pursuant to the exercise of the Redemption Right or the Call Right (as such terms are defined in the ProFrac LLC Agreement) and certain benefits attributable to imputed interest. We will retain the benefit of the remaining 15% of any actual net cash tax savings.

The term of the Tax Receivable Agreement will continue until all tax benefits that are subject to the Tax Receivable Agreement have been utilized or expired, unless we experience a change of control (as defined in the Tax Receivable Agreement, which includes certain mergers, asset sales, or other forms of business combinations) or the Tax Receivable Agreement otherwise terminates early (at our election or as a result of our breach or the commencement of bankruptcy or similar proceedings by or against us) and ProFrac makes the termination payments specified in the Tax Receivable Agreement in connection with such change of control or other early termination. In the event that the Tax Receivable Agreement is not terminated, the payments under the Tax Receivable Agreement are anticipated to commence in 2023 and to continue for 15 years after the date of the last redemption of the Units, which occurred in April 2023, see “Item 1. Business – 2023 Significant Events - Redemption of ProFrac LLC Units” for additional information.

The payment obligations under the Tax Receivable Agreement are our obligations and not obligations of ProFrac LLC, and we expect that the payments required to be made under the Tax Receivable Agreement will be substantial. Estimating the amount and timing of payments that may become due under the Tax Receivable Agreement is by its nature imprecise. For purposes of the Tax Receivable Agreement, net cash tax savings generally are calculated by comparing our actual tax liability (determined by using the actual applicable U.S. federal income tax rate and an assumed combined state and local income and franchise tax rate) to the amount we would have been required to pay had we not been able to utilize any of the tax benefits subject to the Tax Receivable Agreement. The actual increases in tax basis covered by the Tax Receivable Agreement, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending on a number of factors, including the amount and timing of taxable income we generate in the future, the U.S. federal income tax rates then applicable, and the portion of our payments under the Tax Receivable Agreement that constitute imputed interest or give rise to depreciable or amortizable tax basis. Any distributions made by ProFrac LLC to ProFrac in order to enable us to make payments under the Tax Receivable Agreement, as well as any corresponding pro rata distributions made to the Unit Holders, could have an adverse impact on our liquidity.

The payments under the Tax Receivable Agreement are not conditioned upon a TRA Holder having a continued ownership interest in ProFrac or ProFrac LLC. For more information, see “Note 11 – Income Taxes” in the notes to our consolidated financial statements for more information.

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

If we experience a change of control (as defined under the Tax Receivable Agreement) or the Tax Receivable Agreement otherwise terminates early, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, or other forms of business combinations or changes of control. For example, if we were to experience a change of control or the Tax Receivable Agreement had otherwise been terminated at December 31, 2023, the estimated termination payments could range up to more than $70 million. The foregoing amount is merely an estimate and the actual payment could differ materially. There can be no assurance that we will be able to satisfy our obligations under the Tax Receivable Agreement.

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

Our certificate of incorporation authorizes us to issue, without the approval of our stockholders (other than the approval of the holders of the Series A Preferred Stock in certain circumstances), one or more classes or series of preferred stock in addition to our outstanding Series A Preferred Stock having the designations, preferences, limitations and relative rights, including preferences over our Class A Common Stock respecting dividends and distributions, that our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our Class A Common Stock. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of our Class A Common Stock, as they have with the currently outstanding Series A Preferred Stock.

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

Because the Wilks Parties beneficially own 134,458,994 shares of our Class A Common Stock, representing approximately 84.4% of the voting power of ProFrac as of December 31, 2023, we are a controlled company under Sarbanes-Oxley and rules of Nasdaq. Additionally, the Wilks Parties are currently, and we expect that they will continue to be, deemed a group for purposes of certain rules and regulations of the SEC as a result of the ProFrac Stockholders’ Agreement. Under the Nasdaq rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain Nasdaq corporate governance requirements, including the requirements that:

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

Developments related to the ongoing wars between Russia and Ukraine and between Israel and Hamas, and the global response thereto, could adversely affect our business, financial condition and results of operations.

Russia is one of the main players in the global oil markets. Accordingly, any events that can impair or enhance its ability to compete in such markets are likely to have an impact on the industry in which we operate, the business decisions of our customers, and the level of demand for our services. Since the beginning of the war between Russia and Ukraine, sanctions imposed by Ukraine’s allies that seek to limit Russia’s ability to profit from oil and gas exports, and certain of the retaliatory measures taken by Russia in response (such as the ban on sales to certain countries), have created conditions resulting in an increased demand for our services. There is no assurance that such conditions will continue to exist, and even if they do, that we will continue to be able to benefit from them. The potential effects of the ongoing war between Israel and Hamas could also impact the industry in which we operate, the business decisions of our customers, and the level of demand for our services.

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

Increasing attention to climate change and natural capital, societal expectations on companies to address climate change, investor and societal expectations regarding voluntary ESG initiatives and disclosures, and consumer demand for alternative sources of energy may result in increased costs (including but not limited to increased costs associated with compliance, stakeholder engagement, contracting, and insurance), reduced demand for our customers’ hydrocarbon products and our product and services, reduced profits, increased legislative and judicial scrutiny, investigations and litigation, and negative impacts on our stock price and access to capital markets. Negative public perception regarding the oil and natural gas industry may lead to increased regulatory scrutiny, which may, in turn, lead to new state and federal safety and environmental laws, regulations, guidelines or enforcement interpretations. Additionally, environmental and other advocacy groups may oppose our or our customers’ operations through organized protests, attempt to block or sabotage our customers’ operations, intervene in regulatory or administrative proceedings involving our customers’ assets, or file lawsuits or other actions designed to prevent, disrupt or delay the development or operation of our and our customers’ assets. These actions may increase our costs and reduce our customers’ production levels over time which, as a result, may reduce demand for our products and services. Moreover, governmental authorities exercise considerable discretion in the timing and scope of permit issuance and the public may engage in the permitting process, including through intervention in the courts. Negative public perception could cause the permits that we or our customers require to conduct operations to be withheld, delayed or burdened by requirements that restrict our or our customers’ ability to profitably conduct business. Ultimately, this could make it more difficult to secure funding for our operations.

Voluntary disclosures regarding ESG matters, as well as any ESG disclosures mandated by law, could result in private litigation or government investigation or enforcement action regarding the sufficiency or validity of such disclosures. In addition, failure or a perception (whether or not valid) of failure to implement ESG strategies or achieve ESG goals or commitments, including any GHG reduction goals or commitments, could result in governmental investigations or enforcement, private litigation and damage our reputation, cause our investors or consumers to lose confidence in our Company, and negatively impact our operations. While we may create and publish disclosures regarding ESG matters, many of the statements in those disclosures may be based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying and measuring many ESG matters. Such disclosures may also be partially reliant on third-party information that we have not or cannot independently verify. Additionally, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters, and increased regulation will likely to lead to increased compliance costs as well as scrutiny that could heighten all of the risks identified in this risk factor.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings and recent activism directed at shifting funding away from companies with fossil fuel-related assets could lead to increased negative investor sentiment toward us, our customers and our respective industries and to the diversion of investment to other industries, which could have a negative impact on the price of our Class A Common Stock and our or our customers’ access to and cost of capital. Also, institutional lenders may decide not to provide funding for fossil fuel energy companies or their suppliers based on climate change-related concerns, which could affect our or our customers’ access to capital for potential growth projects. Moreover, to the extent ESG matters negatively impact our or the fossil fuel industry’s reputation, we may not be able to compete as effectively to recruit or retain employees, which may adversely affect our operations.

We are subject to cyber-security risks. A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.

The oil and natural gas industry has become increasingly dependent on digital technologies to conduct certain processing activities. For example, we depend on digital technologies to perform many of our services and process and record operational and accounting data. At the same time, cyber incidents, including deliberate attacks or unintentional events, have increased. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. Our technologies, systems and networks, and those of our vendors, suppliers and other business partners, may become the target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or other disruption of our business operations. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. The potential for such security threats subjects our operations to increased risks that could have a material adverse effect on our business, financial condition and results of operations. For example, unauthorized access to our reserves information or other proprietary information could lead to data corruption, communication interruptions, or other disruptions to our operations. Our systems and insurance coverage for protecting against cyber security risks may not be sufficient. As cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. Our insurance coverage for cyberattacks may not be sufficient to cover all the losses we may experience as a result of such cyberattacks.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We have implemented a cybersecurity program to assess, identify, and manage risks from cybersecurity threats that may result in material adverse effects on the confidentiality, integrity, and availability of our information systems.

Primary responsibility for our cybersecurity program rests with our Vice President of Information Technology, who has extensive cybersecurity and information technology knowledge and skills gained from over 30 years of work experience at the Company and elsewhere. The Vice President of Information Technology is responsible for implementing, monitoring and maintaining cybersecurity and data protection practices across our business and reports directly to our Chief Financial Officer. The Vice President of Information Technology at times attends meetings of the Board to report on any material developments and risk management practices.

The Vice President of Information Technology meets regularly with members of our information technology team, which includes a security architect whose responsibilities are dedicated solely to cybersecurity matters, a network engineer, and infrastructure director to discuss the risk management measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. Our cybersecurity team also works with our Chief Legal Officer to oversee compliance with legal, regulatory and contractual security requirements.

Our cybersecurity processes include automated tools and technical safeguards managed and monitored by our cybersecurity team. We regularly conduct penetration and vulnerability testing and security audits. We also employ systems and processes designed to oversee, identify, and reduce the potential impact of a security incident at a third-party vendor, service provider or customer or otherwise implicating the third-party technology and systems we use. In addition to our internal cybersecurity capabilities, we also at times engage assessors, auditors, or other third parties to assist with the assessment, identification, and management of cybersecurity risks.

Our Board has delegated the primary responsibility to oversee cybersecurity matters to our Audit Committee, but retains overall oversight responsibility for cybersecurity matters. The Board and Audit Committee periodically review the measures implemented by the Company to identify and mitigate risks from cybersecurity threats. As part of such reviews, the Board and Audit Committee receive reports from members of our team responsible for overseeing the Company’s cybersecurity risk management, which may address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to the Company’s peers and third parties. The Audit Committee discusses with such members of our management team our information technology systems and procedures and will report to the Board on any material cybersecurity risks identified. We have protocols by which certain cybersecurity incidents are escalated within the Company and, where appropriate, reported to the Board and Audit Committee in a timely manner.

We have adopted an Information Security Incident Response Policy that applies in the event of a cybersecurity threat or incident (the “ISIRP”) to provide a standardized framework for responding to security incidents. The ISIRP sets out a coordinated approach to investigating, containing, documenting and mitigating incidents, including reporting findings and keeping senior management and other key stakeholders informed and involved as appropriate. The ISIRP applies to all Company personnel (including third-party contractors, vendors and partners) that perform functions or services that require access to secure Company information, and to all devices and network services that are owned or managed by the Company. As an additional measure to facilitate our timely and comprehensive response to any security incident, we engage a third party vendor on retainer to assist in such incidents.

As detailed elsewhere herein, we also rely on information technology and third party vendors to support our operations, including our secure processing of personal, confidential, sensitive, proprietary and other types of information. Despite ongoing efforts to continue improvement of our and our vendors’ ability to protect against cyber incidents, we may not be able to protect all information systems, and such incidents may lead to reputational harm, revenue and client loss, legal actions, statutory penalties, among other consequences. Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations or financial condition, and we do not believe that such risks are reasonably likely to have such an effect over the long term.

Item 2. Properties

Our Non-Mining Properties

We lease office space for our corporate headquarters located at 333 Shops Boulevard, Suite 301, Willow Park, Texas 76087. We currently own or lease the following additional principal properties:

Location	Size	Leased or owned	Purpose	Segment
Willow Park, TX	8,244 sq ft	Leased	Corporate Headquarters	-
Smithfield, PA	47,800 sq ft	Leased	Field Operations	Stimulation services
Asherton, TX	48,797 sq ft	Leased	Sales Office	Stimulation services
Odessa, TX	50,634 sq ft	Leased	Field Operations	Stimulation services
Odessa, TX	61,540 sq ft	Leased	Field Operations	Stimulation services
Elk City, OK	42,330 sq ft	Leased	Field Operations	Stimulation services
Washington County, PA	41,660 sq ft	Leased	Field Operations	Stimulation services
Pleasanton, TX	62,950 sq ft	Leased	Field Operations	Stimulation services
Longview, TX	36,000 sq ft	Leased	Field Operations	Stimulation services
Vernal, UT	18,827 sq ft	Leased	Field Operations	Stimulation services
Aledo, TX	94,050 sq ft	Leased	Manufacturing	Manufacturing
Hobbs, NM	12,000 sq ft	Leased	Field Operations	Stimulation services
Ozona, TX	21,292 sq ft	Leased	Field Operations	Stimulation services
Marshall, TX	21,800 sq ft	Leased	Field Operations	Stimulation services
Pleasanton, TX	421,443 sq ft	Leased	Field Operations	Stimulation services
El Reno, OK	507,202 sq ft	Leased	Field Operations	Stimulation services
Fort Worth, TX	109,823 sq ft	Leased	Manufacturing	Manufacturing
Fort Worth, TX	79,346 sq ft	Leased	Manufacturing	Manufacturing
Fort Worth, TX	11,193 sq ft	Leased	Manufacturing	Manufacturing
Fort Worth, TX	89,522 sq ft	Leased	Manufacturing	Manufacturing
Fort Worth, TX	22,604 sq ft	Leased	Corporate Office	-
Houston, TX	19,865 sq ft	Leased	Corporate Office	-
Jane Lew, WV	70,500 sq ft	Leased	Field Operations	Stimulation services
Gillette, WY	139,580 sq ft	Leased	Field Operations	Stimulation services
Vernal, UT	13,188 sq ft	Leased	Field Operations	Stimulation services
San Angelo, TX	18,200 sq ft	Leased	Field Operations	Stimulation services
Cisco, TX	377,186 sq ft	Owned	Field Operations	Stimulation services
Denver, CO	4,286 sq ft	Leased	Corporate Office	-
Dickinson, ND	226,222 sq ft	Leased	Field Operations	Stimulation services
Hennessy, OK	435,600 sq ft	Leased	Field Operations	Stimulation services
Zanesville, OH	60,935 sq ft	Owned	Manufacturing	Manufacturing
Bossier City, LA	3,400 sq ft	Leased	Corporate Office	-

Our Mining Properties

As of December 31, 2023, our mining properties included eight sites (Kermit, Lamesa, Monahans, San Antonio, Hat Creek, River Ridge, Sunny Point and Merryville), which span the Permian, Eagle Ford and Haynesville as illustrated in the map that follows. As of December 31, 2023, we did not have any individually material mining properties.

River Ridge
Lamesa
Hat Creek
Sunny Point
Kermit
Monahans
Merryville
San Antonio

Summary Overview of Our Mining and Processing Facilities

The following table sets forth certain information about our mining properties required to be included in our mining operations as of December 31, 2023 pursuant to Item 1303(a) of Regulation S-K:

Mine	Location	Size	Owned/Leased	Stage
Kermit	Winkler County, Texas	641 acres	Owned	Production
		630 acres	Leased	Production
Lamesa	Dawson County, Texas	6,700 acres	Owned	Production
Monahans	Ector, Ward and Winkler Counties, Texas	2,723 acres	Leased	Production
San Antonio	Bexar County, Texas	735 acres	Owned	Production
River Ridge	Lafayette and Miller Counties, Arkansas	1,928 acres	Owned	Production
Hat Creek	Bossier and Caddo Parishes, Louisiana	706 acres	Leased	Production
Sunny Point	Bossier and Caddo Parishes, Louisiana	783 acres	Leased	Production
Merryville	Beauregard Parish, Louisiana	810 acres	Leased	Production

All of our mines are operated by our subsidiary, Alpine Silica, LLC. Aggregate annual production of frac sand from our mines for the fiscal years ended on December 31, 2023, 2022 and 2021 was approximately 10.8 million tons, 9.2 million tons and 7.8 million tons, respectively, which includes production data for periods prior to our acquisition of the respective sand mines and is based on information provided by prior operators.

Summary of Operations and Production Statistics

The following table summarizes, for each of our properties, our mining and processing operations and production (sales volume) for the prior three years ended December 31. Production data is included for periods prior to our acquisition of the respective sand mines and is based on information provided by prior operators and as included in technical report summaries related to such properties prepared by John T. Boyd.

Mine	Mine Type	Mining Method	Nameplate Annual Processing Capacity	2023 Production (tons 000)	2022 Production (tons 000)	2021 Production (tons 000)

			(tons 000)
Kermit	Surface	Excavator/Truck	3,000	927	1,477	1,646
Lamesa	Surface	Excavator/Truck	2,500	924	–	–
Monahans	Surface	Excavator/Truck	3,000	1,631	1,513	781
San Antonio	Surface	Excavator/Truck	3,000	1,162	1,186	1,156
River Ridge	Surface	Dredge	3,200	2,019	2,558	2,458
Hat Creek	Surface	Dredge	2,000	1,548	1,631	1,780
Sunny Point	Surface	Dredge	3,000	1,660	–	–
Merryville	Surface	Excavator/Truck	1,800	910	800	–
Total			21,500	10,781	9,165	7,821

Description of Mining and Processing Facilities

The following provides an overview of our mining and processing facilities:

Kermit Sand Mine, Winkler County, TX

We operate a sand mine and processing facility located in Winkler County, Texas, strategically located in the Permian that we refer to as our “Kermit Sand Mine.” The Kermit Sand Mine is a surface sand mine and a production stage property located approximately 14 miles north-northeast of Kermit, Texas and approximately 58 miles west-northwest of the Midland-Odessa, Texas metropolitan area. The Kermit Sand Mine produces 40/200-mesh frac sand, which we primarily process into 40/70-mesh and 70/200-mesh frac sand products. The Kermit Sand Mine sand deposit is loosely consolidated and overlain with a thin layer of overburden; characteristics which are amenable to the use of conventional surface mining techniques. Since the Kermit Sand Mine sand formation does not extend below the water table, the quarry is dry-mined using medium-sized earthmoving equipment. Our Kermit Sand Mine facility features a wet plant (with two 300-tph wash circuits) and dry plant (with two 200-tph drying and sorting circuits) that processes frac sand. Once the frac sand is appropriately processed, it is stored in one of eight storage silos until it is transported by truck to its destination. Additional onsite facilities include a scale house, office, shop, quality laboratory and onsite housing for up to 40 employees. Approximately 45 employees are located at the Kermit Sand Mine to facilitate the processing and storage of frac sand.

Our Kermit Sand Mine operates under five operating permits and complies with other state and federal regulations that do not require a specific permit. The Kermit Sand Mine operates under an Air Quality Permit, which is renewable in 2028. Other permits for the mine include an annual Aggregate Production Operation Registration, a Petroleum Storage Tank Registration, a Stormwater Multi-Sector General Permit, and a Public Water System/Supply Registration application that is pending. There are no formal state or federal reclamation plans or permits required for the operation.

The Kermit Sand Mine comprises approximately 1,271 acres of mineral and/or surface rights controlled by us. Mineral rights for the subject property are held by one of our wholly owned indirect subsidiaries through a combination of 641 acres owned in fee, and 630 acres of leased property. The leased property agreement, held between Alpine and Bruce and Barr Ltd., is valid until the year 2052 with a stipulated production start deadline of January 1, 2032, and a royalty rate of 2% of gross sales revenue.

Lamesa Sand Mine, Dawson County, TX

We operate a sand mine and processing facility located in Dawson and Gaines Counties, Texas, strategically located in the Permian Basin that we refer to as our “Lamesa Sand Mine.” Our Lamesa Sand Mine is a surface sand mine and a production stage property located approximately 55 miles north of Midland, Texas, 60 miles south of Lubbock, Texas, and 13 miles northwest of Lamesa, Texas. The Lamesa Sand Mine produces 40/200-mesh frac sand, which we primarily process into 40/70-mesh and 70/200-mesh frac sand products. The Lamesa Sand Mine sand deposit is loosely consolidated and overlain with a thin layer of overburden; characteristics which are amenable to the use of conventional surface mining techniques. Since the Lamesa Sand Mine sand formation does not extend below the water table, the quarry is dry-mined using medium-sized earthmoving equipment. Our Lamesa Sand Mine facility features a wet plant (with two 250-tph wash circuits) and dry plant (with two 200-tph drying and sorting circuits) that processes frac sand. Once the frac sand is appropriately processed and classified, it is stored in one of four storage silos until it is transported by truck to its destination. Additional onsite facilities include an office building, shipping office and shop that support the mining and processing activities, and onsite housing for up to 36 employees. Approximately 50 employees are located at the Lamesa Sand Mine to facilitate the processing and storage of frac sand.

Our Lamesa Sand Mine operates under five operating permits and complies with other state and federal regulations that do not require a specific permit. The Lamesa Sand Mine operates under an air quality Permit by Rule, which does not have an expiration date. Other permits for the mine include an annual Aggregate Production Operation Registration, a Stormwater Multi-Sector General Permit, an On-Site Sewage Facility, and a Public Water System application that is pending. There are no formal state or federal reclamation plans or permits required for the operation.

The Lamesa Sand Mine comprises approximately 6,700 acres of mineral and surface rights controlled by us. The property is owned in fee by one of our wholly owned indirect subsidiaries and there are no associated lease agreements or royalty payments.

Monahans Sand Mine, Ector, Ward and Winkler Counties, TX

We operate a sand mine and processing facility located in Ector, Ward and Winkler Counties, Texas, strategically located in the Permian Basin that we refer to as our “Monahans Sand Mine.” We acquired the Monahans Sand Mine in late July 2022. Our Monahans Sand Mine is a surface sand mine and production stage property located approximately 10 miles east of Monahans, Texas and approximately 30 miles west of the Midland-Odessa, Texas metropolitan area. The Monahans Sand Mine produces 40/140-mesh frac sand, which we primarily process into 40/70-mesh and 70/140-mesh frac sand products. The Monahans Sand Mine sand deposit is loosely consolidated and overlain with a thin layer of overburden; characteristics which are amenable to the use of conventional surface mining techniques. Since the Monahans Sand Mine sand formation does not extend below the water table, the quarry is dry-mined using medium-sized earthmoving equipment. Our Monahans Sand Mine facility features a wet plant (with three 250-tph wash circuits) and dry plant (with two 250-tph drying and sorting circuits) that processes frac sand. Once the frac sand is appropriately processed and classified, it is stored in one of eight storage silos until it is transported by truck to its destination. Additional onsite facilities include an office building, various control rooms, a shop/warehouse and a quality laboratory that support the mining and processing activities. Approximately 55 employees are located at the Monahans Sand Mine to facilitate the processing and storage of frac sand.

Our Monahans Sand Mine operates under four permits and complies with other state and federal regulations that do not require a specific permit. The Monahans Sand Mine operates under an Air Quality Permit, which is renewable in 2029. Other permits for the mine include an annual Aggregate Production Operation Registration, an Industrial Hazardous Waste Solid Waste Registration, and a Stormwater Multi- Sector General Permit. There are no formal state or federal reclamation plans or permits required for the operation.

The Monahans Sand Mine comprises approximately 2,723 acres of surface and subsurface (i.e., mineral) rights leased from Lazy R Ranch, LP and Nina Resources LP. The Monahans Sand Mine lease agreement includes a royalty payable to the lessors in an amount equal to the greater of $1.00 per ton or 4.0% of the selling price (less transportation costs) for finished frac sand products sold subject to a minimum annual royalty payment of $1.25 million.

San Antonio Sand Mine, Bexar County, TX

We operate a sand mine and processing facility located in Bexar County, Texas, strategically located in the Eagle Ford that we refer to as our “San Antonio Sand Mine.” We acquired the San Antonio Sand Mine in December 2022. Our San Antonio Sand Mine is a surface sand mine and production stage property located approximately 8 miles south of the I-410 Loop on the outskirts of San Antonio, Texas. The San Antonio Sand Mine produces 35/140-mesh frac sand, which we primarily process into 35/70-mesh and 70/140-mesh frac sand products. The San Antonio Sand Mine sand deposit is loosely consolidated and overlain with a thin layer of overburden; characteristics which are amenable to the use of conventional surface mining techniques. Since the San Antonio Sand Mine sand formation does not extend below the water table, the quarry is dry-mined using medium-sized earthmoving equipment. Our San Antonio Sand Mine facility features a wet plant (with one 500-tph wash circuit) and dry plant (with two 200-tph drying and sorting circuits) that processes frac sand. Once the frac sand is appropriately processed and classified, it is stored in one of five storage silos until it is transported by truck to its destination. Additionally, the San Antonio Sand Mine has more than six acres of wet sand storage. Additional onsite facilities include an office/control room and extensive conveyor systems that support intra-plant product movement. Approximately 60 employees are located at the San Antonio Sand Mine to facilitate the processing and storage of frac sand.

Our San Antonio Sand Mine operates under five permits and complies with other state and federal regulations that do not require a specific permit. The San Antonio Sand Mine operates under an air quality Permit by Rule, which does not have an expiration date, while we apply for an Air Quality Permit. Other permits for the mine include an Aggregate Production Operation Registration, an Industrial Hazardous Waste Solid Waste Registration, a Petroleum Storage Tank Registration and a Stormwater Multi-Sector General Permit. There are no formal state or federal reclamation plans or permits required for the operation.

The San Antonio Sand Mine comprises approximately 735 acres of surface and subsurface (i.e., mineral) rights controlled by us. The property is owned in fee by one of our wholly owned indirect subsidiaries and there are no associated lease agreements or royalty payments.

River Ridge Sand Mine, Lafayette and Miller Counties, AR

We operate a sand mine and processing facility located in Miller and Lafayette Counties, Arkansas, strategically located in the Haynesville that we refer to as our “River Ridge Sand Mine.” We acquired the River Ridge Sand Mine in February 2023. Our River Ridge Sand Mine is a dredging and processing operation located along the western bank of the Red River approximately 10 miles southwest of Bradley, Arkansas and approximately 30 miles southeast of Texarkana, Arkansas. The River Ridge Sand Mine produces 30/140-mesh frac sand, which we primarily process into 30/70-mesh and 70/140-mesh frac sand products. Since the River Ridge Sand Mine sand formation lies near or below the water table, or is otherwise submerged, the mining operation employs dredging as the primary sand extraction method. Our River Ridge Sand Mine facility features a wet plant (with one 1,000-tph wash circuit) and dry plant (with three 200-tph drying and sorting circuits) that processes frac sand. Once the frac sand is appropriately processed and classified, it is stored in one of six storage silos until it is transported by truck to its destination. Additional onsite facilities include an office complex that supports the mining and processing activities. Approximately 125 employees are located at the River Ridge Sand Mine to facilitate the processing and storage of frac sand.

Our River Ridge Sand Mine operates under five permits and complies with other state and federal regulations that do not require a specific permit. The River Ridge Sand Mine operates under a state of Arkansas Minor Source Air Permit, which does not have an expiration date. Other permits for the mine include Industrial Stormwater General Permit, Wastewater Discharge Permit, Section 404 Permit for dredging, and an Open-Cut Mining Permit. There are no formal state or federal reclamation plans or permits required for the operation.

The River Ridge Sand Mine comprises approximately 1,928 acres owned in fee by one of our wholly owned indirect subsidiaries.

Hat Creek Sand Mine, Bossier and Caddo Parishes, LA

We operate a sand mine and processing facility located in Bossier and Caddo Parishes, Louisiana, strategically located in the Haynesville that we refer to as our “Hat Creek Sand Mine.” We acquired the Hat Creek Sand Mine in February 2023. Our Hat Creek Sand Mine is a dredging and processing operation located approximately 5 miles north of Shreveport, Louisiana. The Hat Creek Sand Mine produces 30/140-mesh frac sand, which we process into various mesh-size frac sand products. Since the Hat Creek Sand Mine sand formation lies near or below the water table, or is otherwise submerged, the mining operation employs dredging as the primary sand extraction method. Our Hat Creek Sand Mine facility features a wet plant (with one 400-tph wash circuit) and dry plant (with one 150-tph and one 200-tph drying and sorting circuits) that processes frac sand. Once the frac sand is appropriately processed and classified, it is stored in one of five storage silos until it is transported by truck to its destination. Additional onsite facilities include an office complex that supports the mining and processing activities. Approximately 65 employees are located at the Hat Creek Sand Mine to facilitate the processing and storage of frac sand.

Our Hat Creek Sand Mine operates under five permits and complies with other state and federal regulations that do not require a specific permit. The Hat Creek Sand Mine operates under a state of Louisiana Minor Source Air Permit that expires in 2027. Other permits for the mine include Water Quality Certification — Sand Mining Operations, Water Quality Certification — Commercial Dredging, Section 404 Permit for dredging, and a General Permit for Discharges Related to Extraction, Mining or Dredging of Dirt, Sand, Gravel, Shell or Similar Materials. There are no formal state or federal reclamation plans or permits required for the operation.

The Hat Creek Sand Mine comprises approximately 706 acres of leased surface and mineral rights. All frac sand production from the Hat Creek Sand Mine is subject to a royalty payable to the lessors in an amount equal to the greater of $1.00 per ton or 2.5% of the selling price for finished frac sand products sold.

Sunny Point Sand Mine, Bossier and Caddo Parishes, LA

We operate a sand mine and processing facility located in Bossier and Caddo Parishes, Louisiana, strategically located in the Haynesville that we refer to as our “Sunny Point Sand Mine.” We acquired the Sunny Point Sand Mine in February 2023. Our Sunny Point Sand Mine is a dredging and processing operation located approximately 10 miles southeast of Shreveport, LA. The Sunny Point Sand Mine produces 30/200-mesh frac sand, which we process into various mesh-size frac sand products. Since the Sunny Point Sand Mine sand formation lies near or below the water table, or is otherwise submerged, the mining operation employs dredging as the primary sand extraction method. Our Sunny Point Sand Mine facility features a wet plant (with one 800-tph wash circuit) and dry plant (with two 400-tph drying and sorting circuits) that processes frac sand. Once the frac sand is appropriately processed and classified, it is stored in one of four storage silos until it is transported by truck to its destination. Additional onsite facilities include an office complex that supports the mining and processing activities. Approximately 80 employees are located at the Sunny Point Sand Mine to facilitate the processing and storage of frac sand.

Our Sunny Point Sand Mine operates under five permits and complies with other state and federal regulations that do not require a specific permit. The Sunny Point Sand Mine operates under a state of Louisiana Minor Source Air Permit that expires in 2032. Other permits for the mine include Water Quality Certification—Sand Mining Operations, Water Quality Certification—Commercial Dredging, Section 404/ Section 10 Permit for dredging, and a General Permit for Discharges Related to Extraction, Mining or Dredging of Dirt, Sand, Gravel, Shell or Similar Materials. There are no formal state or federal reclamation plans or permits required for the operation.

The Sunny Point Sand Mine comprises approximately 783 acres of leased surface and mineral rights. The property comprises two noncontiguous parcels. The processing plant and associated facilities are located on the west side of the Red River along Louisiana Highway 1. The dredging area comprises an oxbow lake located east of the Red River. Natural levees have cut off the oxbow lake from the main river channel upstream; however, the lake remains connected to the Red River on the downstream section. Dredged material is pumped through pipelines beneath the Red River. A pumping station lies on the western bank of the oxbow lake. All frac sand production from the Sunny Point Sand Mine is subject to a royalty payable to the lessors of $1.00 per ton sold.

Merryville Sand Mine, Beauregard Parish, LA

We operate a sand mine and processing facility located in Beauregard Parish, Louisiana, strategically located in the Haynesville that we refer to as our “Merryville Sand Mine.” We acquired the Merryville Sand Mine in February 2023. Our Merryville Sand Mine is a dredging and processing operation located approximately 7 miles north-northeast of Merryville, LA and 10 miles west of DeRidder, LA along the southern bank of the Bayou Anacoco. The Merryville Sand Mine produces 30/100-mesh frac sand, which we process into various mesh-size frac sand products. The Merryville Sand Mine sand deposit is loosely consolidated and overlain with a thin layer of overburden; characteristics which are amenable to the use of conventional surface mining techniques. Since the Merryville Sand Mine sand formation does not extend below the water table, the quarry is dry-mined using medium-sized earthmoving equipment. Our Merryville Sand Mine facility features a dry plant (with two 250-tph drying and sorting circuits) that processes frac sand. A wet plant is not required because of the particle size distribution of the mine frac sand. Once the frac sand is appropriately processed and classified, it is stored in one of three storage silos until it is transported by truck to its destination. Additional onsite facilities include an office complex that supports the mining and processing activities. Approximately 45 employees are located at the Merryville Sand Mine to facilitate the processing and storage of frac sand.

Our Merryville Sand Mine operates under two permits and complies with other state and federal regulations that do not require a specific permit. The Merryville Sand Mine operates under a state of Louisiana Minor Source Air Permit that expires in 2032 and also has a General Permit for Discharges Related to Extraction, Mining or Dredging of Dirt, Sand, Gravel, Shell or Similar Materials. There are no formal state or federal reclamation plans or permits required for the operation.

The Merryville Sand Mine comprises approximately 810 acres of leased surface and mineral rights. All frac sand production from the Merryville Sand Mine is subject to a royalty payable to the lessors of $1.00 per ton sold. The Merryville Sand Mine lease is in effect from September 1, 2021 to August 31, 2024 and includes an “option to purchase” providing us the opportunity to purchase the property during the initial lease term for $4.8 million with annually prorated credit for royalties paid

Summary of Reserves

Information concerning our mining properties and mineral reserves has been prepared in accordance with the requirements of Subpart 1300 of Regulation S-K (“Reg. S-K 1300”). The terms “mineral resources,” “mineral reserve,” “proven mineral reserve,” and “probable mineral reserve,” whether singular or plural, are defined and used in accordance with Reg. S-K 1300. Under Reg. S-K 1300, mineral resources may not be classified as “mineral reserves” unless the determination has been made by a qualified person that the mineral resources can be the basis of an economically viable project. The amount of finished frac sand produced as a percentage of the raw frac sand mined, which is referred to as the processing yield (or plant yield), is analogous to the “cut-off grade” of other mining operations. If the expected processing yield of the frac sand is too low, the costs of production will outweigh sales revenues and the deposit cannot be economically mined. The minimum economic processing yield for each our mines, based on three-year historic financial results, is well below the expected processing yield of such mine. Other limiting criteria, such as minimum mining thicknesses or maximum stripping ratios (the ratio of waste to sand excavated) are generally not considered in the estimation of frac sand resources.

Set forth in the table below are estimates of our frac sand mineral reserves as of December 31, 2023. The estimates of frac sand mineral reserves at our mining properties have been prepared by John T. Boyd, our independent mining engineers and geologists, and in accordance with Reg. S-K 1300.

	Summary Frac Sand Mineral Reserves at End of the Fiscal Year December 31, 2023 (in thousands of product tons)
			By Classification		By Tenure
	Mesh-Size	Total	Proven	Probable	Owned	Leased
Permian
Kermit(a)	40/200	45,446	38,262	7,184	25,871	19,575
Lamesa(b)	40/200	57,494	57,494	-	57,494	-
Monahans(c)	40/140	115,050	-	115,050	-	115,050
Subtotal		217,990	95,756	122,234	83,365	134,625
Eagle Ford
San Antonio(d)	35/140	22,461	-	22,461	22,461	-
Haynesville
River Ridge(e)	30/140	42,652	42,652	-	42,652	-
Hat Creek(f)	30/140	6,637	6,040	597	-	6,637
Sunny Point(g)	30/200	40,016	-	40,016	-	40,016
Merryville(h)	30/100	9,355	-	9,355	-	9,355
Subtotal		98,660	48,692	49,968	42,652	56,008
Total		339,111	144,448	194,663	148,478	190,633

(a) Mineral reserves are reported at a selling price of $29.29 per ton, representing the expected weighted-average sales price over the expected life of the reserves based on our historical operating results, our short-term budget forecasts, and John T. Boyd’s knowledge of frac sand markets. The mining recovery factor was estimated to be 95%, and the processing yield was estimated to be 82.1%. Overall product yield was estimated to be 78% after mining and processing losses. The minimum economic processing yield is approximately 44% based on the Kermit Sand Mine’s historical and forecasted economics.

(b) Mineral reserves are reported at a selling price of $24.55 per ton, representing the expected weighted-average sales price over the expected life of the reserves based on our historical operating results, our short-term budget forecasts, and John T. Boyd’s knowledge of frac sand markets. The mining recovery factor was estimated to be 95%, and the processing yield was estimated to be 81.6%. Overall product yield was estimated to be 77.5% after mining and processing losses. The minimum economic processing yield is approximately 48% based on the Lamesa Sand Mine’s historical and forecasted economics. We previously reported in our annual report on Form 10-K for the period ended December 31, 2022 proven reserves for the Lamesa Sand Mine of approximately 56.11 million tons. The increase in mineral reserves from 2022 to 2023 is attributable to (1) an increase of 2.31 million tons due to revisions to mine plans and/or associated modifying factors as determined by the Company and John T. Boyd and (2) a decrease of 0.92 million tons due to depletion through ordinary mining operations and inventory sales.

(c) Mineral reserves are reported at a selling price of $25.97 per ton, representing the expected weighted-average sales price over the expected life of the reserves based on our historical operating results, our short-term budget forecasts, and John T. Boyd’s knowledge of frac sand markets. The mining recovery factor was estimated to be 95%, and the processing yield was estimated to be 80.8%. Overall product yield was estimated to be 76.7% after mining and processing losses. The minimum economic processing yield is approximately 56% based on the Monahans Sand Mine’s historical and forecasted economics. We previously reported in our annual report on Form 10-K for the period ended December 31, 2022 probable reserves for the Monahans Sand Mine of approximately 98.61 million tons. The increase in mineral reserves from 2022 to 2023 is attributable to (1) an increase of 18.07 million tons due to revisions to mine plans and/or associated modifying factors as determined by the Company and John T. Boyd and (2) a decrease of 1.63 million tons due to depletion through ordinary mining operations and inventory sales.

(d) Mineral reserves are reported at a selling price of $32.44 per ton, representing the expected weighted-average sales price over the expected life of the reserves based on our historical operating results, our short-term budget forecasts, and John T. Boyd’s knowledge of frac sand markets. The mining recovery factor was estimated to be 95%, and the processing yield was estimated to be 60.4%. Overall product yield was estimated to be 57.4% after mining and processing losses. The minimum economic processing yield is approximately 41% based on the San Antonio Sand Mine’s historical and forecasted economics. We previously reported in our annual report on Form 10-K for the period ended December 31, 2022 proven reserves for the San Antonio Sand Mine of approximately 42.32 million tons. The decrease in mineral reserves from 2022 to 2023 is attributable to (1) a decrease of 18.70 million tons due to revisions to mine plans and/or associated modifying factors as determined by the Company and John T.

Boyd and (2) a decrease of 1.16 million tons due to depletion through ordinary mining operations and inventory sales.

(e) Mineral reserves are reported at a selling price of $35.18 per ton, representing the expected weighted-average sales price over the expected life of the reserves based on our historical operating results, our short-term budget forecasts, and John T. Boyd’s knowledge of frac sand markets. The mining recovery factor was estimated to be 95%, and the processing yield was estimated to be 66.4%. Overall product yield was estimated to be 63.1% after mining and processing losses. The minimum economic processing yield is approximately 27.5% based on the River Ridge Sand Mine’s historical and forecasted economics.

(f) Mineral reserves are reported at a selling price of $26.52 per ton, representing the expected weighted-average sales price over the expected life of the reserves based on our historical operating results, our short-term budget forecasts, and John T. Boyd’s knowledge of frac sand markets. The mining recovery factor was estimated to be 95%, and the processing yield was estimated to be 66.6%. Overall product yield was estimated to be 63.3% after mining and processing losses. The minimum economic processing yield is approximately 36.8% based on the Hat Creek Sand Mine’s historical and forecasted economics.

(g) Mineral reserves are reported at a selling price of $39.53 per ton, representing the expected weighted-average sales price over the expected life of the reserves based on our historical operating results, our short-term budget forecasts, and John T. Boyd’s knowledge of frac sand markets. The mining recovery factor was estimated to be 95%, and the processing yield was estimated to be 78.9%. Overall product yield was estimated to be 75.0% after mining and processing losses. The minimum economic processing yield is approximately 30.7% based on the Sunny Point Sand Mine’s historical and forecasted economics.

(h) Mineral reserves are reported at a selling price of $25.90 per ton, representing the expected weighted-average sales price over the expected life of the reserves based on our historical operating results, our short-term budget forecasts, and John T. Boyd’s knowledge of frac sand markets. The mining recovery factor was estimated to be 95%, and the processing yield was estimated to be 71.2%. Overall product yield was estimated to be 67.7% after mining and processing losses. The minimum economic processing yield is approximately 39.1% based on the Merryville Sand Mine’s historical and forecasted economics.

Summary of Resources

There are no reportable mineral resources in addition to those converted to mineral reserves. Quantities of frac sand controlled by us within the defined boundaries of the mining properties set forth above which are not reported as mineral reserves are not considered to have potential economic viability; as such, they are not reportable as mineral resources.

Internal Controls

The quantity and nature of our mineral reserves are estimated by third-party engineers. John T. Boyd independently prepared an estimate of our mineral reserves as of December 31, 2023, and we intend to continue retaining third party engineers to prepare estimates of our mineral reserves on an annual basis. We provided John T. Boyd certain operating and financial information for each of our mines to assist them in opining as to the economic viability of our mineral reserves. John T. Boyd did not verify historic drill hole data by conducting independent drilling in areas already explored. It is customary in preparing frac sand resource and reserve estimates to accept basic drilling and quality testing data as provided by management, subject to the reported results being judged representative and reasonable. John T. Boyd’s efforts to judge the appropriateness and reasonability of the source exploration data included reviewing provided drilling logs, sampling procedures, frac sand quality testing results, examining archival sample intervals and discussing the foregoing information with us. Before acquiring new mineral reserves, we or third-party engineers such as John T. Boyd perform or review surveying, drill core analysis and other tests to confirm the quantity and quality of the acquired mineral reserves.

For all properties, resource and reserve estimates are based on our mine planning efforts. Mine planning decisions are determined and agreed upon by our management based on information prepared by our personnel and third-party consultants. Management adjusts forward-looking models by reference to historic mining results, including reviewing performance versus predicted levels of production, and if necessary, re-evaluating mining methodologies if production outcomes were not realized as predicted. Ongoing mining and processing, along with product quality validation pursuant to periodic drill core sampling and customer expectations, provides further evidence as to the homogeneity, continuity and characteristics of the mineral deposit.

Management also assesses risks inherent in mineral resource and reserve estimates. For a discussion of the risks inherent in our mineral resource and reserve estimates, please refer to “Risk Factors — Risks Related to Our Business — Inaccuracies in our estimates of frac sand mineral reserves and resource deposits, or deficiencies in our title to those deposits, could result in our inability to mine the deposits or require us to pay higher than expected costs.”

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A Common Stock is currently quoted on Nasdaq under the symbol “ACDC.” There is no public market for our Class B Common Stock or our Series A Preferred Stock.

Holders of our Class A Common Stock

As of March 11, 2024, there were 58 holders of record of our Class A Common Stock. The number of record holders is based upon the actual number of holders registered on the books of the Company at such date and does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

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

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2023, we did not repurchase any of our equity securities.

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

Before our corporate reorganization on May 17, 2022, our consolidated financial statements presented herein consisted of the accounts of our predecessor as discussed below. Subsequent to May 17, 2022, our consolidated financial statements presented herein include our accounts and those of our subsidiaries that are wholly-owned, controlled by us, or a VIE where we are the primary beneficiary.

Our Predecessor and ProFrac Holding Corp.

Our predecessor consists of ProFrac LLC and its subsidiaries, Best Pump & Flow LP (“Best Flow”) and Alpine Silica, LLC (“Alpine”), (which we refer to as “ProFrac Predecessor”) on a consolidated basis. Historical periods for ProFrac Predecessor had been presented on a consolidated and combined basis given the common control ownership of the Wilks Parties. On December 21, 2021, all of the then-outstanding membership interests in Best Flow and Alpine were contributed to ProFrac LLC in exchange for membership interests in ProFrac LLC. Unless otherwise indicated, the historical consolidated financial information included in this Annual Report presents the historical financial information of ProFrac Predecessor. Historical consolidated financial information is not indicative of the results that may be expected in any future periods.

Summary Financial Results

•
Total revenue for 2023 was $2,630.0 million; an increase of $204.4 million from 2022.
•
Net loss for 2023 was $59.2 million; a decrease of $401.9 million from 2022.
•
Cash provided by operating activities for 2023 was $553.5 million, an increase of $138.3 million from 2022.
•
Total principal amount of long-term debt was $1,107.9 million at December 31, 2023, an increase of $148.5 million from December 31, 2022.

2023 Significant Events

In December 2023, we completed the refinancing of our existing senior secured term loan and other debt with two new financings totaling $885 million, which will both mature in 2029. As a result of these transactions, we extended our significant debt maturities to 2029, and obtained the financial flexibility to take advantage of the expected increase in activity levels in 2024. For more information, see “Note 6 – Debt” in the notes to our consolidated financial statements.

In September 2023, we entered into a purchase agreement with THRC Holdings, LP and FARJO Holdings, LP, both Wilks Parties, whereby we issued and sold 50,000 shares of Preferred Stock for gross proceeds of $50.0 million. For more information, see “Note 8 – Preferred Stock” and “Note 16 – Related Party Transactions” in the notes to our consolidated financial statements.

In February 2023, we acquired Performance Proppants, LLC, a Texas limited liability company, and certain related companies for total purchase consideration of approximately $462.8 million. Performance Proppants is a frac sand provider with four sand mines in the Haynesville basin.

In January 2023, we acquired Producers Service Holdings LLC, a Delaware limited liability company, an employee-owned pressure pumping services provider serving Appalachia and the Mid-Continent, for total purchase consideration of approximately $35.0 million. Through this transaction, we added hydraulic fracturing equipment, totaling 200,000 HHP as well as a 50,000 square foot manufacturing facility located near Zanesville, OH, through which we have expanded our manufacturing footprint to support Northeast operations.

2022 Significant Events

In the second quarter of 2022, we completed an IPO of 18.2 million shares of its Class A common stock, par value $0.01 per share at a public offering price of $18.00 per share, which generated combined net proceeds of $301.7 million, after deducting underwriter discounts and commissions and estimated offering costs.

On March 4, 2022, we acquired FTS International, Inc. for total purchase consideration of approximately $405.7 million. FTSI was one of the largest providers of hydraulic fracturing services in North America, with 1.3 million HHP as of December 31, 2021. FTSI operated in the Permian Basin, Eagle Ford Shale, Midcontinent, Haynesville Shale and Uinta Basin.

Through a series of transactions in the first half of 2022, we entered into a supply agreement with Flotek Industries, Inc. (“Flotek”) to provide full downhole chemistry solutions for 30 of our hydraulic fracturing fleets for a period of ten years starting on April 1, 2022. In connection with this transaction, we determined that Flotek was a variable interest entity and that we were the primary beneficiary. As a result, subsequent to May 17, 2022, the date that Flotek shareholders approved the supply agreement, we have included Flotek in our consolidated financial statements.

On July 25, 2022, we acquired the West Texas subsidiaries of Signal Peak Silica, for total purchase consideration of approximately $97.4 million. This acquisition expanded our in-basin frac sand mining operations in the Permian Basin.

In November 2022, we acquired U.S. Well Services, Inc. (“USWS”) for total purchase consideration of approximately $479.1 million. USWS was a technology-driven oilfield service company focused on electric-powered pressure pumping services in the United States. The USWS fleets consisted mostly of all-electric hydraulic fracturing equipment. The USWS electric fleets replace the engines, transmissions, and radiators used in conventional diesel fleets with electric motors.

In December 2022, we completed the acquisition of the Eagle Ford sand mining operations of Monarch Silica, LLC, for total purchase consideration of approximately $166.5 million. This acquisition added the Eagle Ford Shale to our in-basin frac sand mining operations.

In December 2022, we acquired REV Energy Holdings, LLC (“REV”), for total purchase consideration of approximately $140.6 million. REV was a hydraulic fracturing service provider with 204,500 HHP. REV operated in the Rocky Mountains and Eagle Ford Shale.

See Note 4 – Business Combinations” and “Note 16 – Related Party Transactions” in the notes to our consolidated financial statements for additional discussion related to our acquisitions.

Overall Trends and Outlook

Our customers’ focus on capital discipline and shareholder returns has reduced volatility in the rig count, which has reduced the volatility of demand for our services relative to historical trends. This has allowed us to maintain activity levels and pricing levels that contribute to an attractive return on our assets. We believe the industry’s activity levels will be maintained during 2024 allowing for continued cash flow generation. Our entire organization is focused on improving our performance in 2024 through three areas of focus: providing superior customer service, improved utilization of our assets, and continuously reducing our cost per unit. We expect these areas of focus, combined with our strategic initiatives, to improve our relative commercial positioning and financial results during 2024.

Results of Operations

Revenues

The following table summarizes revenues by reportable segment:

	Year Ended December 31,
	2023	2022	2021
Revenues
Stimulation services	$2,291.2	$2,348.7	$745.4
Proppant production	383.3	90.0	27.2
Manufacturing	176.1	166.7	76.4
Other	193.0	111.8	—
Eliminations	(413.6)	(291.6)	(80.6)
Total revenues	$2,630.0	$2,425.6	$768.4

Stimulation services revenues in 2023 decreased $57.5 million, or 2%, from 2022. This decrease was due to a decrease in average active fleets and lower fleet utilization in 2023. These decreases were substantially offset by the full year effect of our acquisitions when compared with last year. Stimulation services revenues in 2022 increased $1,603.3 million, or 215%, from 2021. This increase was due to an increase in customer activity and an increase in active fleets, pumping hours and pricing in 2022. FTSI and USWS contributed revenue to this segment from their acquisition dates in 2022.

Proppant production revenues in 2023 increased $293.3 million, or 326%, from 2022. This increase was due to our acquisitions which increased the number of mines operated and the related tonnage mined. Revenue recognized for the amortization of acquired off-market contracts was $57.5 million and $6.6 million in 2023 and 2022, respectively. Proppant production revenues in 2022 increased $62.8 million, or 231%, from 2021. This increase was due to an increase in proppant volumes and pricing resulting from increased proppant demand primarily in the Permian basin. Additionally, Monahans contributed revenue to this segment from its acquisition date. Intersegment revenues for the proppant production segment were 30%, 62% and 40%, in 2023, 2022, and 2021, respectively.

Manufacturing revenues in 2023 increased $9.4 million, or 6%, from 2022. This increase was primarily attributable to increased activity in our stimulation services segment. Manufacturing revenues in 2022 increased $90.3 million, or 118%, from 2021. This increase was primarily attributable to increased activity in our stimulation services segment. Intersegment revenues for the manufacturing segment were 89%, 92% and 90%, in 2023, 2022, and 2021, respectively.

Other revenues in 2023 increased $81.2 million, or 73%, from 2022. This increase was due to Flotek’s increased revenues from the supply contract with our stimulation services segment. Flotek recorded $20.1 million of revenue related to contract shortfalls because the stimulation services segment did not purchase the minimum contractual commitment of chemistry products from Flotek. Intersegment revenues for Flotek were 65% and 67%, in 2023 and 2022, respectively. Flotek was acquired in 2022 and therefore contributed no revenues in 2021.

Cost of Revenues

The following table summarizes our cost of revenues by reportable segment:

	Year Ended December 31,
	2023	2022	2021
Cost of revenues, exclusive of depreciation, depletion, and amortization:
Stimulation services	$1,636.5	$1,433.6	$570.8
Proppant production	169.4	40.5	14.1
Manufacturing	146.6	137.5	65.8
Other	166.2	118.4	—
Eliminations	(413.5)	(291.3)	(80.6)
Total cost of revenues, exclusive of depreciation, depletion, and amortization	$1,705.2	$1,438.7	$570.1

Stimulation services cost of revenues in 2023 increased $202.9 million, or 14%, from 2022. This increase was due to the full year effect of our acquisitions when compared with last year and was partially offset by our decrease in average active fleets in 2023. Cost of revenues for this segment included an intercompany supply commitment charge of $20.1 million because the stimulation services segment did not purchase the minimum contractual commitment of chemistry products from Flotek. Stimulation services cost of revenues in 2022 increased $862.8 million, or 151%, from 2021. This increase was due to an increase in customer activity levels and increased prices for proppant and chemicals used in the fracturing process. Additionally, FTSI and USWS contributed costs to this segment from their acquisition dates.

Proppant production cost of revenues in 2023 increased $128.9 million, or 318%, from 2022. This increase was due to acquisitions which increased the number of mines operated and the related tonnage mined. Proppant production cost of revenues in 2022 increased $26.4 million, or 187%, from 2021. This increase was due to an increase in proppant production to meet increased customer demand in 2022. Additionally, Monahans contributed costs to this segment from its acquisition date.

Manufacturing cost of revenues in 2023 increased $9.1 million, or 7%, from 2022. This increase was due to increased activity in our stimulation services segment in 2023. Manufacturing cost of revenues in 2022 increased $71.7 million, or 109%, from 2021. This increase was due to increased activity in our stimulation services segment as well as higher prices for the cost of raw materials in 2022.

Other cost of revenues in 2023 increased $47.8 million, or 40%, from 2022. This increase was due to Flotek’s increased volumes from performing under the supply contract with our stimulation services segment. Flotek was acquired in 2022 and therefore contributed no cost of revenues in 2021.

Selling, General and Administrative

The following table summarizes our selling, general and administrative expenses:

	Year Ended December 31,
	2023	2022	2021
Selling, general and administrative:
Selling, general and administrative, excluding stock-based compensation	$238.7	$175.7	$64.2
Stock-based compensation related to deemed contributions	19.7	59.3	—
Stock-based compensation	10.1	8.1	—
Total selling, general and administrative	$268.5	$243.1	$64.2

Selling, general and administrative (“SG&A”) expenses in 2023 increased $25.4 million, or 10%, from 2022. Excluding stock-based compensation expense, SG&A expenses increased $63.0 million, or 36%. This increase was due to higher labor and non-labor costs associated with our acquisitions. Subsequent to June 30, 2023, we adjusted our cost structure to right size our organization, through the acceleration of acquisition synergies and headcount reductions. In the fourth quarter of 2023, our SG&A expenses, excluding stock-based compensation, decreased 5% from the same period last year.

SG&A expenses in 2022 increased $178.9 million, or 279%, from 2021. Excluding stock-based compensation expense, SG&A expenses increased $111.5 million, or 174%. This increase was due to increased headcount, incentive compensation and non-labor costs in 2022 associated with our increased activity levels and 2022 acquisitions. In 2022 we also recognized stock-based compensation associated with certain deemed shareholder contributions. See “Note 10 – Stock-based Compensation” in the notes to our consolidated financial statements for discussion of our stock-based compensation related to deemed contributions.

Depreciation, Depletion, and Amortization

The following table summarizes our depreciation, depletion, and amortization:

	Year Ended December 31,
	2023	2022	2021
Depreciation, Depletion, and Amortization
Depreciation	$387.1	$261.2	$139.9
Amortization	35.2	5.6	0.6
Depletion	16.1	0.5	0.2
Total depreciation, depletion, and amortization	$438.4	$267.3	$140.7

Depreciation, depletion, and amortization in 2023 increased $171.1 million, or 64%, from 2022. This increase was due to increased depreciation in 2023 from our acquisitions and increased capital expenditures in recent periods as well as increased amortization from customer relationship intangible assets acquired in 2023. The increase in depletion was due to our acquired sand mines. Depreciation, depletion, and amortization in 2022 increased $126.6 million, or 90%, from 2021. This increase was due to increased depreciation in 2022 from increased capital expenditure in 2022 and the depreciation related to the assets acquired from FTSI and USWS acquisition in 2022.

Acquisition Related Expenses

Acquisition and integration costs consist of professional and advisory fees, acquisition related severance expenditures, and other costs associated with acquisition and integration activities. Acquisition related expenses were $21.8 million, $48.8 million and zero in 2023, 2022 and 2021, respectively. These costs related to our acquisition and integration activities in 2023 and 2022. We expect for these expenses to significantly decrease in 2024 due to reduced acquisition and integration related activities.

Other Operating Expenses, Net

The following table summarizes our other operating expenses, net:

	Year Ended December 31,
	2023	2022	2021
(Gain) loss on disposal of assets	$(1.7)	$2.1	$9.8
Litigation expenses and accruals for legal contingencies	34.1	11.3	—
Severance charges	1.1	—	0.5
Loss on foreign currency transactions	—	—	0.2
Reorganization costs	—	—	2.1
Impairments of long-lived assets	2.5	—	—
Acquisition earnout adjustments	(6.6)	—	—
Provision for credit losses, net of recoveries	0.1	1.9	(1.2)
Total	$29.5	$15.3	$11.4

Loss on disposal of assets, net consists of gains or losses on excess property, early equipment failures, and other asset dispositions.

Litigation expenses and accruals for legal contingencies generally represent legal and professional fees incurred in litigation as well as estimates for loss contingencies with regards to certain vendor disputes and litigation matters. In 2023 more than half of these costs are related to litigation costs incurred in connection with multiple patent infringement lawsuits against Halliburton. See “Note 13 - Commitments and Contingencies” in the notes to our consolidated financial statements for further discussion.

Severance charges in 2023 related to the departure of two executives.

Impairments of long-lived assets in 2023 related to certain construction-in-process assets at one of our acquired sand mines that were abandoned.

The acquisition earnout adjustments represent a decrease in the fair value of the contingent consideration related to our acquisition of REV in December 2022.

Interest Expense, Net

Interest expense, net in 2023 increased by $95.4 million from 2022. This increase was primarily due to a higher average debt balance in 2023 and higher average interest rates in 2023. Interest expense, net in 2022 increased by $33.7 million from 2021. This increase was primarily due to a higher average debt balance in 2022 and higher average interest rates in 2022. We are subject to interest rate risk on our variable-rate debt. A 1% increase in interest rates on our variable-rate debt as of December 31, 2023, would increase the annual interest expense for this debt by approximately $10.0 million. See “Note 6 – Debt” in the notes to our consolidated financial statements for additional discussion related to our debt.

Loss on Extinguishment of Debt

As a result of debt refinancing transactions and debt repayments in 2023, we recognized a loss on extinguishment of debt in 2023 of $33.5 million compared with $17.6 million and $0.5 million in 2022 and 2021, respectively.

Other Income (Expense), Net

Other expense, net in 2023 was $36.2 million. This balance was primarily due to an unrealized loss on our investment in BPC of $30.2 million. See “Note 5 - Investments” in the notes to our consolidated financial statements for discussion of our investment in BPC. This balance was also due to and a loss of $8.5 million on our Munger make-whole provision. See “Note 14 - Fair Value Measurements” in the notes to our consolidated financial statements for discussion of the Munger make-whole provision.

Other income, net in 2022 was $16.5 million. This balance included a gain of $10.2 million related to the change in fair value of the Flotek Convertible Notes before we obtained control of Flotek. This balance also contained an unrealized gain of $4.2 million on the Munger make-whole provision.

Income Tax Benefit (Expense)

Income tax expense in 2023 was $1.2 million for an effective tax rate of negative 2.1%. The difference between the U.S. statutory tax rate of 21% and the effective tax rate was due to the income that was earned within the financial statement consolidated group that was not subject to tax within the financial statement consolidated group and changes in the valuation allowance on our net deferred tax assets.

Income tax expense in 2022 was $9.1 million for an effective tax rate of 2.6%. The difference between the U.S. statutory tax rate of 21% and the effective tax rate was due to the income that was earned within the financial statement consolidated group that was not subject to tax within the financial statement consolidated group after the Company’s corporate reorganization to a taxable entity subsequent to the IPO and changes in the valuation allowance on our net deferred tax assets.

Income tax benefit in 2021 was $0.2 million. The difference between the U.S. statutory tax rate of 21% and the effective tax rate was due to the Company’s partnership tax status in 2021.

Liquidity and Capital Resources

Sources of Liquidity

Historically, our primary sources of liquidity have been borrowings under our debt agreements and cash flows from operations. In 2023, the Company raised $50.0 million from the sale of its Series A preferred stock to THRC Holdings and FARJO Holdings. The Company presently does not expect any further funds from this source. THRC Holdings and FARJO Holdings are Wilks Parties. See “Note 16 – Related Party Transactions” in the notes to our consolidated financial statements.

While Flotek is included in our consolidated financial statements, we do not have the ability to access or use Flotek’s cash or liquidity in our operations and, accordingly, have excluded Flotek’s cash and other sources of liquidity from the following discussion of our liquidity and capital resources. See “Note 4 – Business Combinations” in the notes to our consolidated financial statements for discussion of our ownership of Flotek.

Our Alpine 2023 Term Loan requires us to segregate collateral associated with Alpine and limits our ability to use Alpine's cash or assets to satisfy our obligations or the obligations of our other subsidiaries. We also have limited ability to provide Alpine with liquidity to satisfy its obligations. See “Note 6 – Debt” in the notes to our consolidated financial statements for more information.

At December 31, 2023, we had $19.3 million of cash and cash equivalents, excluding Flotek, and $83.4 million available for borrowings under our revolving credit facility which resulted in a total liquidity position of $102.7 million. Refer to “Note 6 – Debt” in the notes to our consolidated financial statements for more information regarding our revolving credit facility.

We believe that our cash and cash equivalents, cash provided by operations, and the availability under our revolving credit facility will be sufficient to fund our capital expenditures, satisfy our obligations, and remain in compliance with our existing debt covenants for at least the next 12 months. If we pursue additional acquisitions during 2024 we will likely need to raise additional debt and/or equity financing to fund them. There is no assurance we could do that on favorable terms, if at all.

Flotek Liquidity

In Flotek’s Form 10-Q filed on November 8, 2023, Flotek concluded that there was substantial doubt about its ability to continue as a going concern due to limited sources of liquidity. Flotek is evaluating strategies to obtain additional funding to improve its liquidity position and believes it will be able to continue to fund its operations. We believe that substantial doubt about Flotek’s ability to continue as a going concern does not materially adversely affect our business, financial condition or results of operations as we do not guarantee any Flotek liabilities and we have access to other chemical suppliers.

Cash Flows

The following table provides a summary of our cash flows:

	Year Ended December 31,
	2023	2022	2021
Net cash provided by (used in):
Operating activities	$553.5	$415.2	$43.9
Investing activities	(715.8)	(1,028.6)	(78.4)
Financing activities	149.7	645.9	36.9
Net change in cash, cash equivalents, and restricted cash	$(12.6)	$32.5	$2.4

Net cash provided by operating activities was $553.5 million, $415.2 million, and $43.9 million in 2023, 2022 and 2021, respectively. Cash flows from operating activities consists of net income or loss adjusted for non-cash items and changes in operating assets and liabilities.

Net income or loss adjusted for non-cash items in 2023 resulted in a cash increase of $423.5 million compared with a cash increase of $679.5 million in 2022 and a cash increase of $108.4 million in 2021. The change from 2022 to 2023 was primarily due to lower earnings in 2023. The change from 2021 to 2022 was primarily due to higher earnings in 2022.

The net change in operating assets and liabilities in 2023 resulted in a cash increase of $130.0 million compared with a cash decrease of $264.3 million in 2022 and a cash decrease of $64.5 million in 2021. The change from 2022 to 2023 was primarily due to an increase in cash provided by accounts receivable in 2023, when compared with 2022, resulting from our decreased activity levels and lower working capital needs in 2023. The change from 2021 to 2022 was primarily due to increased working capital needs to fund our increased activity levels in 2022.

Net cash used in investing activities was $715.8 million, $1,028.6 million and $78.4 million in 2023, 2022 and 2021, respectively. The change from 2022 to 2023 was primarily due to decreased cash used for acquisitions, capital expenditures and other investments. The change from 2021 to 2022 was primarily due to $640.7 in net cash paid for acquisitions and higher capital expenditures of $268.8 million related to dual fuel engine upgrades, engine standby controller installations, and our electric frac fleet build program. These uses of cash were partially offset by cash proceeds from a sale-leaseback of real property.

Net cash provided by financing activities was $149.7 million, $645.9 million, and $36.9 million in 2023, 2022, and 2021, respectively. In 2023 cash borrowed net of debt repayments was $101.6 million and we received $48.9 million in net proceeds from our preferred stock offering. In 2022 cash borrowed net of debt repayments was $413.8 million and we also received $228.8 million of proceeds from our IPO and related transactions. In 2021 cash borrowed net of debt repayments was $39.4 million.

Cash Requirements

Our material cash requirements have consisted of, and we anticipate will continue to consist of the following:

•
debt service obligations, including interest,
•
capital expenditures,
•
purchase commitments,
•
tax receivable agreement payments, and
•
acquisitions of strategic businesses.

Debt Service Obligations

The following table summarizes our outstanding indebtedness as of December 31, 2023 and our future maturities:

	2024	2025	2026	2027	2028	Thereafter	Total
ProFrac Holding Corp.:
2029 Senior Notes	$30.0	$60.0	$60.0	$60.0	$60.0	$250.0	520.0
2022 ABL Credit Facility	—	—	—	117.4	—	—	117.4
Equify Notes	5.0	5.0	5.0	3.6	—	—	18.6
Finance lease obligations	2.3	2.2	2.0	1.8	0.3	—	8.6
Other	9.9	2.6	0.6	0.6	0.1	—	13.8
ProFrac Holding Corp. principal amount	47.2	69.8	67.6	183.4	60.4	250.0	678.4

Alpine Subsidiary:
Alpine 2023 Term Loan	15.0	60.0	60.0	60.0	60.0	110.0	365.0
Monarch Note	54.7	—	—	—	—	—	54.7
Finance lease obligations	1.9	0.2	—	—	—	—	2.1
Alpine principal amount	71.6	60.2	60.0	60.0	60.0	110.0	421.8

Flotek Subsidiary:
Flotek ABL credit facility	7.5	—	—	—	—	—	7.5
Flotek other	0.1	0.1	—	—	—	—	0.2
Flotek principal amount	7.6	0.1	—	—	—	—	7.7

Total principal amount	$126.4	$130.1	$127.6	$243.4	$120.4	$360.0	$1,107.9

See “Note 6 – Debt” and “Note 7 - Leases” in the notes to our consolidated financial statements for the discussion of our various debt agreements and capital leases, respectively.

Capital Expenditures

The nature of our capital expenditures consists of a base level of investment required to support our current operations and amounts related to growth and company initiatives.

In 2023 our capital expenditures were $267.0 million, consisting of maintenance capital expenditures for our fleet, building four electric-powered hydraulic fracturing fleets, and engine upgrades to convert legacy pumps to next generation technology. During the second quarter of 2023, we decided to reduce capital expenditures for the remainder of the year to more closely align with our customers’ activity levels and our reduced number of active fleets as well as to maintain target return thresholds on capital investments.

In 2024 we estimate capital expenditures will range from $150 million to $200 million in maintenance related expenditures and an additional $100.0 million for growth initiatives across all segments. Currently, growth capital expenditures for 2024 are expected to be related to sand mine improvements and upgrades to our hydraulic fracturing fleet.

We continually evaluate our capital expenditures and the amount that we ultimately spend will depend on a number of factors, including customer demand for fleets and expected industry activity levels. We believe we will be able to fund our 2024 capital program from cash flows from operations.

Purchase Commitments

As of December 31, 2023, we had purchase commitments of $29.8 million in 2024 for hydraulic fracturing equipment components.

Tax Receivable Agreement

In connection with our initial public offering, ProFrac Corp. entered into a tax receivable agreement (the “TRA”) with certain holders of limited liability company interests in ProFrac LLC (the “TRA Holders”). The TRA generally provides for payment by ProFrac Corp. to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that ProFrac Corp. actually realizes as a result of certain equity transactions performed by the TRA Holders.

In 2023 the TRA Holders converted all of their Class B common stock to Class A common stock. See “Note 1 – Organization and Description of Business” in the notes to our consolidated financial statements for further discussion of this common stock conversion and related transactions. The tax effect of our IPO and this transaction resulted in an estimated $68.1 million noncurrent TRA liability. As of December 31, 2023, the current liability for our TRA obligation was an additional $2.8 million. The TRA liability will generally be paid under the TRA as ProFrac Corp. realizes actual cash tax savings from the tax benefits covered by the TRA in future tax years. We do not expect a significant increase in the estimate of this liability in future periods.

Commitments and Contingencies

We are currently litigating multiple patent infringement lawsuits against Halliburton. The outcomes of these cases are uncertain and the ultimate resolution of them could have a material adverse effect on our liquidity in the periods in which these matters are resolved. See “Note 13 - Commitments and Contingencies” in the notes to our consolidated financial statements for further discussion.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements and related notes requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical results and various other assumptions believed to be reasonable, all of which form the basis for making estimates concerning the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates, and such differences could be material.

In the notes accompanying the consolidated financial statements included elsewhere in this annual report, we describe the significant accounting policies used in the preparation of our consolidated financial statements. We believe that the following represent the most significant estimates and management judgments used in preparing the consolidated financial statements.

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

Goodwill

Goodwill is evaluated for impairment annually in the fourth quarter or whenever events or circumstances indicate the carrying value may not be recoverable. The impairment test involves a comparison of the fair value of each reporting unit with its carrying value. Fair value reflects our estimate of the price a potential market participant would be willing to pay for the reporting unit in an arms-length transaction. Reporting units with significant goodwill balances at December 31, 2023, include our Stimulation Services reporting unit, Flotek reporting unit, and our Haynesville Proppant Production reporting unit, which represents our Performance Proppants acquisition.

Determining the fair value of a reporting unit requires complex analysis and judgment. We use a combination of discounted cash flow models and market data, such as earnings multiples and quoted market prices, for observable comparable companies. Discounted cash flow models require detailed forecasts of cash flow drivers, such as revenue growth rates, margin rates, and capital investments as well as estimates of weighted-average cost of capital rates. These estimates are made in the context of many uncertain factors, such as the effectiveness of our strategy, changes in customer behavior, technological changes, competitor actions, regulatory changes and macroeconomic trends.

Due to the decrease in our consolidated financial results and the decrease in our market capitalization in 2023, we elected to test the goodwill for our Stimulation Services reporting unit and our Haynesville Proppant Production reporting unit using a quantitative impairment assessment, which required us to estimate the fair values of these reporting units.

Based on our quantitative and qualitative assessments, we determined that none of the goodwill for our reporting units was impaired at December 31, 2023. The excess fair value as a percentage of book value for our Stimulation Services reporting unit was more than 20%. The fair value of our Haynesville Proppant Production reporting unit was marginally in excess of its book value at December 31, 2023, which we concluded was reasonable considering that the acquisition of Performance Proppants was nine months before the measurement date. When estimating the future cash flows for these reporting units, we generally assumed revenue and operating margins in future years would increase as we implement new commercial strategies for these reporting units and increase the utilization of our assets. However, if overall market conditions deteriorate, or if we are unable to achieve our forecasted results, future non-cash impairment charges may result which could be material. The fair value of our Flotek reporting unit was marginally in excess of its book value at December 31, 2023. The fair value for the Flotek reporting unit is derived from the observable trading price of its publicly-traded common stock. If the price of Flotek’s common stock has a sustained decline, a future non-cash impairment charge may result which could be material.

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

We record uncertain tax positions, if any, in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. We had no uncertain tax positions during the periods presented.

Property, Plant and Equipment

We calculate depreciation based on the estimated useful lives of our assets. When assets are placed into service, we make estimates with respect to their useful lives that we believe are reasonable. However, the cyclical nature of our business, which results in fluctuations in the use of our equipment and the environments in which we operate, could cause us to change our estimates, thus affecting the future calculation of depreciation.

We continuously perform repair and maintenance expenditures on our service and mining equipment. Expenditures for renewals and betterments that extend the lives of our equipment, which may include the replacement of significant components of equipment, are capitalized and depreciated. Other repairs and maintenance costs are expensed as incurred. The determination of whether an expenditure should be capitalized or expensed requires management judgment with regard to the effect of the expenditure on the useful life of the equipment.

We separately identify and account for certain significant components of our hydraulic fracturing units including the engine, transmission, and pump, which requires us to separately estimate the useful lives of these components.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2023, we held no derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks.

We are subject to interest rate risk on our variable-rate debt. A 1% increase in interest rates on our variable-rate debt as of December 31, 2023, would increase the annual interest payments for this debt by approximately $10.0 million.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ProFrac Holding Corp.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of ProFrac Holding Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits and the report of the other auditors, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 15, 2024 expressed an unqualified opinion.

We did not audit the financial statements of Flotek Industries, Inc., a consolidated variable interest entity as of and for the period ended December 31, 2022, which statements reflect total assets constituting 3% of consolidated total assets as of December 31, 2022, and total revenues of 2% of consolidated total revenues for the year then ended. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Flotek Industries, Inc., is based solely on the report of the other auditors.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimation of fair value of certain acquired assets and liabilities

As described further in Note 4 to the financial statements, the Company acquired 100% of the issued and outstanding membership interests in (i) Performance Proppants, LLC, (ii) Red River Land Holdings, LLC, (iii) Performance Royalty, LLC, (iv) Performance Proppants International, LLC, and (v) Sunny Point Aggregates, LLC (together, “Performance Proppants”) for a total purchase consideration of $462.8 million. We identified the estimation of fair value of certain acquired assets and liabilities of Performance Proppants as a critical audit matter.

The principal considerations for our determination that the estimation of fair value of the acquired assets and liabilities of Performance Proppants is a critical audit matter are that the methods used to determine fair value, including the application of significant inputs and assumptions within the determination of fair value, require management to make significant judgments regarding the anticipated future results of the acquired business and to select inputs and assumptions that are relevant and supportable for the acquisition. The Company utilized valuation specialists to assist in developing the estimates of fair value of acquired assets and liabilities. The presence of management judgment, including the selection of significant inputs and assumptions, and the use of valuation specialists, caused the audit procedures associated with the estimation of fair value of certain acquired assets and liabilities to be especially challenging and to require the use of auditor judgment in determining the extent of audit effort, including the need to involve professionals having expertise in the valuation of acquired assets and liabilities.

Our audit procedures related to the estimation of fair value of certain acquired assets and liabilities of Performance Proppants included the following, among others.

•
We evaluated the design and tested the operating effectiveness of the Company’s controls associated with developing the estimated fair value of acquired assets and liabilities.
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
•
We evaluated forecasted financial performance of the acquired business by comparing the projected amounts of revenue and cash flows to actual historical performance or relevant industry data.
•
We utilized valuation specialists to assist in evaluating the methodologies used and whether they were acceptable for the underlying fair value determinations and whether such methodologies had been applied correctly; the appropriateness of the discount rate used by developing an independent expectation; and to identify and test other significant inputs to the estimation of fair value of certain assets and liabilities acquired.

Goodwill recoverability testing for the Stimulation Services and Haynesville Proppant Production reporting units

As described further in note 2 to the financial statements, the Company has $169.7 million of goodwill related to its Stimulation Services reporting unit and $74.5 million of goodwill related to its Proppant Production reportable segment, of which $67.7 million related to the Haynesville Proppant Production reporting unit. Goodwill is required to be tested annually, and for the Stimulation Services and Haynesville Proppant Production reporting units, management determined that a quantitative impairment test was necessary in the fourth quarter of 2023. The estimation of fair value of a reporting unit in connection with a quantitative impairment test requires management to make estimates and judgments regarding future operating results. We identified the estimation of fair value of the aforementioned reporting units as a critical audit matter.

The principal considerations for our determination that the estimation of fair value of each of the reporting units is a critical audit matter are that the methods used to determine fair value, including the application of significant inputs and assumptions within the determination of fair value, require management to make significant judgments regarding the anticipated future results of the reporting units and to select inputs and assumptions that are relevant and supportable as of the quantitative testing date. The Company utilized valuation specialists to assist in developing the estimates of fair value of each reporting unit. The presence of management judgment, including the selection of significant inputs and assumptions, and the use of valuation specialists, caused the audit procedures associated with the estimation of fair value of the aforementioned reporting units to be especially challenging and to require the use of auditor judgment in determining the extent of audit effort, including the need to involve professionals having valuation expertise.

Our audit procedures related to the estimation of fair value of the Stimulation Services and Haynesville Proppant Production reporting units included the following, among others.

•
We evaluated the design and tested the operating effectiveness of the Company’s controls associated with developing the estimated fair value of the reporting units.
•
We evaluated the qualifications of valuation specialists engaged by the Company to assist in developing the estimated fair value of the reporting units.
•
We tested the clerical accuracy of the fair value models utilized by the valuation specialists and by management in estimating the fair value of the reporting units.

•
We identified significant inputs and assumptions applied in the estimation of fair value of the reporting units to determine whether the inputs and assumptions were relevant in the circumstances and applied appropriately in the development of the fair value estimates.
•
We evaluated forecasted financial performance of the reporting units by comparing the projected amounts of revenues and cash flows to actual historical performance or relevant industry data.
•
We utilized valuation specialists to assist in evaluating the methodologies used and whether they were acceptable for the underlying fair value determinations and whether such methodologies had been applied correctly; the appropriateness of the discount rate used by developing an independent expectation for each reporting unit; and to identify and test other significant inputs to the estimation of fair value of the reporting units.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2018.

Dallas, Texas

March 15, 2024

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

We identified the evaluation of the recoverability of contract assets as a critical audit matter. There was subjective auditor judgment in evaluating the key assumptions used in the Company’s contract asset recoverability assessment, specifically the forecasted product revenue and related forecasted costs to provide products over the term of the ProFrac Agreement.

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

Houston, Texas
March 22, 2023

ProFrac Holding Corp.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts or where otherwise noted)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$25.3	$35.1
Accounts receivable, net	346.1	535.5
Accounts receivable — related party, net	6.8	2.1
Inventories	236.6	249.5
Prepaid expenses and other current assets	23.3	43.2
Total current assets	638.1	865.4
Property, plant, and equipment, net	1,779.0	1,396.4
Operating lease right-of-use assets, net	87.2	112.9
Goodwill	325.9	240.5
Intangible assets, net	173.5	203.1
Investments ($23.4 and $53.6 at fair value, respectively)	28.9	58.6
Deferred tax assets	0.3	0.4
Other assets	37.8	56.3
Total assets	$3,070.7	$2,933.6

LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$319.0	$339.4
Accounts payable — related party	21.9	24.0
Accrued expenses	65.6	103.7
Current portion of long-term debt	126.4	127.6
Current portion of operating lease liabilities	24.5	36.0
Other current liabilities	84.1	53.2
Other current liabilities — related party	7.4	—
Total current liabilities	648.9	683.9
Long-term debt	923.5	735.0
Long-term debt — related party	18.6	62.8
Operating lease liabilities	67.8	81.0
Tax receivable agreement liability	68.1	—
Other liabilities	15.2	20.2
Total liabilities	1,742.1	1,582.9
Commitments and contingencies (NOTE 13)
Temporary equity:
Series A preferred stock, $0.01 par value, 50 thousand shares authorized, 50 thousand and zero shares issued and outstanding, respectively	58.7	—
Redeemable noncontrolling interest	—	2,462.9

Stockholders' equity (deficit):
Preferred stock, $0.01 par value, 50.0 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.01 par value, 600.0 shares authorized, 159.4 and 53.9 shares issued and outstanding, respectively	1.5	0.5
Class B common stock, $0.01 par value, 400.0 shares authorized, zero and 104.2 shares issued and outstanding, respectively	—	1.0
Additional paid-in capital	1,225.4	—
Accumulated deficit	(16.0)	(1,185.9)
Accumulated other comprehensive income	0.3	—
Total stockholders' equity (deficit) attributable to ProFrac Holding Corp.	1,211.2	(1,184.4)
Noncontrolling interests	58.7	72.2
Total stockholders' equity (deficit)	1,269.9	(1,112.2)
Total liabilities, temporary equity, and stockholders' equity (deficit)	$3,070.7	$2,933.6

The accompanying notes are an integral part of these consolidated financial statements.

ProFrac Holding Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Services	$2,274.2	$2,341.5	$744.2
Product sales	355.8	84.1	24.2
Total revenues	2,630.0	2,425.6	768.4

Operating costs and expenses:
Cost of revenues, exclusive of depreciation, depletion and amortization	1,705.2	1,438.7	570.1
Selling, general, and administrative	268.5	243.1	64.2
Depreciation, depletion and amortization	438.4	267.3	140.7
Acquisition and integration costs	21.8	48.8	—
Other operating expense, net	29.5	15.3	11.4
Total operating costs and expenses	2,463.4	2,013.2	786.4

Operating income (loss)	166.6	412.4	(18.0)

Other income (expense):
Interest expense, net	(154.9)	(59.5)	(25.8)
Loss on extinguishment of debt	(33.5)	(17.6)	(0.5)
Other income (expense), net	(36.2)	16.5	0.6
Income (loss) before income taxes	(58.0)	351.8	(43.7)
Income tax benefit (expense)	(1.2)	(9.1)	0.2
Net income (loss)	(59.2)	342.7	(43.5)
Less: net (income) loss attributable to ProFrac Predecessor	—	(73.6)	42.4
Less: net loss attributable to noncontrolling interests	3.3	28.4	1.1
Less: net income attributable to redeemable noncontrolling interests	(41.8)	(206.0)	—
Net income (loss) attributable to ProFrac Holding Corp.	$(97.7)	$91.5	$—
Net income (loss) attributable to Class A common shareholders	$(107.5)	$91.5	$—

Earnings (loss) per Class A common share (basic and diluted)	$(0.82)	$2.06	$—

Weighted average Class A common shares outstanding:
Basic	130.9	44.3	—
Diluted	130.9	44.5	—

The accompanying notes are an integral part of these consolidated financial statements.

ProFrac Holding Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$(59.2)	$342.7	$(43.5)
Other comprehensive income:
Foreign currency translation adjustments	0.3	0.1	0.1
Comprehensive income (loss)	(58.9)	342.8	(43.4)
Less: comprehensive (income) loss attributable to ProFrac Predecessor	—	(73.5)	42.3
Less: comprehensive loss attributable to noncontrolling interest	3.4	28.3	1.1
Less: comprehensive income attributable to redeemable noncontrolling interest	(41.9)	(206.1)	—
Comprehensive income (loss) attributable to ProFrac Holding Corp.	$(97.4)	$91.5	$—

The accompanying notes are an integral part of these consolidated financial statements.

ProFrac Holding Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in millions)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated Deficit) Retained	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders' (Deficit)
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Interests	Equity
Balance, December 31, 2022	53.9	$0.5	104.2	$1.0	$—	$(1,185.9)	$-	$72.2	$(1,112.2)
Class A shares issued to acquire Producers	0.4	—	—	—	6.2	—	—	—	6.2
Class A shares issued to acquire Performance Proppants	0.3	—	—	—	3.4	—	—	—	3.4
Net loss	—	—	—	—	—	(97.7)	—	(3.3)	(101.0)
Stock-based compensation	—	—	—	—	7.8	—	—	0.3	8.1
Stock-based compensation related to deemed contribution	—	—	—	—	12.4	—	—	—	12.4
Flotek common stock issued to satisfy convertible notes held by third parties	—	—	—	—	—	—	—	12.7	12.7
Adjustment of redeemable noncontrolling interest to redemption amount	—	—	—	—	(67.1)	1,277.4	—	—	1,210.3
Conversion of Class B shares to Class A shares	104.2	1.0	(104.2)	(1.0)	1,313.3	—	—	—	1,313.3
Foreign currency translation adjustments	—	—	—	—	—	—	0.3	(0.1)	0.2
Class A shares issued for vested stock awards	0.6	—	—	—	—	—	—	—	—
Tax withholding related to net share settlement of equity awards	—	—	—	—	(0.8)	—	—	—	(0.8)
Additional paid-in capital related to tax receivable agreement	—	—	—	—	(67.6)	—	—	—	(67.6)
Change in equity ownership of Flotek	—	—	—	—	23.1	—	—	(23.1)	—
Adjustment of convertible preferred stock to redemption amount	—	—	—	—	—	(9.8)	—	—	(9.8)
Change in accrued distribution related to income taxes	—	—	—	—	(5.3)	—	—	—	(5.3)
Balance, December 31, 2023	159.4	$1.5	—	$—	$1,225.4	$(16.0)	$0.3	$58.7	$1,269.9

The accompanying notes are an integral part of these consolidated financial statements.

ProFrac Holding Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in millions)

	Members'	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders' Equity
	Equity	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interests	(Deficit)
Balance, December 31, 2020	$175.0	—	$—	—	$—	$—	$—	$—	$1.8	$176.8
Net loss	(42.4)	—	—	—	—	—	—	—	(1.1)	(43.5)
Member contribution by debt retirement	18.0	—	—	—	—	—	—	—	—	18.0
Purchase of noncontrolling interests	(3.6)	—	—	—	—	—	—	—	(0.9)	(4.5)
Noncontrolling interest of acquired business	—	—	—	—	—	—	—	—	1.2	1.2
Foreign currency translation	—	—	—	—	—	—	—	0.1	—	0.1
Balance, December 31, 2021	$147.0	—	$—	—	$—	$—	$—	$0.1	$1.0	$148.1
Net income (loss)	73.6	—	—	—	—	—	91.5	—	(28.4)	136.7
Member contribution	5.0	—	—	—	—	—	—	—	—	5.0
Deemed distribution	(3.7)	—	—	—	—	—	—	—	—	(3.7)
THRC related equity	72.9	—	—	—	—	—	—	—	—	72.9
Issuance of Class A shares in IPO	—	18.2	0.2	—	—	227.5	—	—	—	227.7
Issuance of Class B shares at par value for cash	—	—	—	101.1	1.0	—	—	—	—	1.0
Effect of corporate reorganization and reclassification to redeemable noncontrolling interest	(294.8)	20.9	0.2	—	—	(82.9)	—	—	—	(377.5)
Adjustment of redeemable noncontrolling interest to redemption amount at inception	—	—	—	—	—	(146.4)	(1,291.9)	—	—	(1,438.3)
Class A shares issued to settle asset purchase	—	2.1	—	—	—	16.7	—	—	—	16.7
Noncontrolling interest of consolidated business	—	—	—	—	—	—	—	—	99.0	99.0
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(1.7)	(1.7)
Class A shares issued to acquire USWS	—	12.9	0.1	—	—	134.6	—	—	—	134.7
Class A shares issued for vested stock awards	—	—	—	—	—	0.1	—	—	—	0.1
Tax withholding related to net share settlement of equity awards	—	(0.2)	—	—	—	(2.0)	—	—	—	(2.0)
Class B shares issued to acquire REV	—	—	—	3.1	—	20.4	—	—	—	20.4
Additional paid-in capital related to tax receivable agreement	—	—	—	—	—	0.6	—	—	—	0.6
Stock-based compensation	—	—	—	—	—	1.9	—	—	2.2	4.1
Stock-based compensation related to deemed contribution	—	—	—	—	—	17.7	—	—	—	17.7
Foreign currency translation adjustments	—	—	—	—	—	—	—	(0.1)	0.1	—
Other	—	—	—	—	—	0.1	—	—	—	0.1
Adjustment of redeemable noncontrolling interest to redemption amount	—	—	—	—	—	(188.3)	14.5	—	—	(173.8)
Balance, December 31, 2022	$—	53.9	$0.5	104.2	$1.0	$—	$(1,185.9)	$—	$72.2	$(1,112.2)

The accompanying notes are an integral part of these consolidated financial statements.

ProFrac Holding Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$(59.2)	$342.7	$(43.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities :
Depreciation, depletion and amortization	438.4	267.3	140.7
Amortization of acquired contract liabilities	(57.5)	(6.6)	—
Stock-based compensation	29.8	67.4	—
Loss (gain) on disposal of assets, net	(1.7)	2.1	9.8
Non-cash loss on extinguishment of debt	17.4	10.7	0.5
Amortization of debt issuance costs	24.3	6.7	2.2
Acquisition earnout adjustment	(6.6)	—	—
Loss (gain) on investments, net	38.5	(16.5)	—
Deferred tax expense	0.1	3.7	—
Other non-cash items, net	—	2.0	(1.3)
Changes in operating assets and liabilities:
Accounts receivable	204.8	(203.3)	(89.6)
Inventories	19.1	(105.1)	(16.1)
Prepaid expenses and other assets	26.5	(26.4)	3.8
Accounts payable	(68.2)	42.9	31.6
Accrued expenses	(43.8)	18.5	6.1
Other liabilities	(8.4)	9.1	(0.3)
Net cash provided by operating activities	553.5	415.2	43.9

Cash flows from investing activities:
Acquisitions, net of cash acquired	(454.5)	(640.7)	(4.3)
Investment in property, plant & equipment	(267.0)	(356.2)	(87.4)
Proceeds from sale of assets	6.2	48.3	17.5
Investment in unconsolidated affiliate	—	(47.2)	(4.2)
Initial investment in Flotek	—	(10.0)	—
Other investments	(0.5)	(22.8)	—
Net cash used in investing activities	(715.8)	(1,028.6)	(78.4)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,220.0	818.9	160.3
Repayments of long-term debt	(946.7)	(531.7)	(146.9)
Borrowings from revolving credit agreements	1,575.8	567.9	63.5
Repayments to revolving credit agreements	(1,685.2)	(402.7)	(35.5)
Payment of debt issuance costs	(62.3)	(38.6)	(2.0)
Tax withholding related to net share settlement of equity awards	(0.8)	—	—
Proceeds from issuance of Series A preferred stock	50.0	—	—
Payment of Series A preferred stock issuance costs	(1.1)	—	—
Member contribution	—	5.0	—
Proceeds from issuance of common stock	—	329.1	—
Payment of common stock issuance costs	—	(27.4)	—
Payment of THRC related equity	—	(72.9)	—
Other	—	(1.7)	(2.5)
Net cash provided by financing activities	149.7	645.9	36.9

Net increase (decrease) in cash, cash equivalents, and restricted cash	(12.6)	32.5	2.4
Cash, cash equivalents, and restricted cash beginning of period	37.9	5.4	3.0
Cash, cash equivalents, and restricted cash end of period	$25.3	$37.9	$5.4

Supplemental cash flow information
Cash payments for interest	$139.1	$35.0	$23.5
Cash payments (refunds received) for income taxes	$0.3	$4.8	$(0.2)
Non-cash investing and financing activities
Capital expenditures included in accounts payable	$44.9	$26.9	$24.9

The accompanying notes are an integral part of these consolidated financial statements.

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

ProFrac Holding Corp. (“ProFrac Corp.”) and its consolidated subsidiaries, including ProFrac Holdings, LLC (“ProFrac LLC”), is a vertically integrated and innovation-driven energy services company providing hydraulic fracturing, completion services and other complementary products and services to leading upstream oil and gas companies engaged in the exploration and production (“E&P”) of North American unconventional oil and natural gas resources. The Company operates in three business segments: stimulation services, proppant production, and manufacturing.

Mr. Dan Wilks and Mr. Farris Wilks are brothers and are the founders and principal stockholders of the Company. Their sons, Mr. Matthew D. Wilks and Mr. Johnathan Ladd Wilks are the Company’s Executive Chairman and Chief Executive Officer, respectively. In the normal course of business, we enter into transactions with related parties where Mr. Dan Wilks and Mr. Farris Wilks and entities owned by or affiliated with them (collectively, the "Wilks Parties") hold a controlling financial interest (see “Note 16 – Related Party Transactions”).

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

Prior to December 21, 2021, the Wilks Parties held a controlling interest in each of ProFrac LLC, Best Flow and Alpine. Historical periods for ProFrac Predecessor had been presented on a consolidated and combined basis given the common control ownership by the Wilks Parties. On December 21, 2021, all of the then-outstanding membership interests in Best Flow and Alpine were contributed to ProFrac LLC in exchange for membership interests in ProFrac LLC. Accordingly, the results for the year ended December 31, 2021 have been retrospectively adjusted to present the operations of ProFrac LLC, Best Flow and Alpine on a combined basis. The acquisitions of Best Flow and Alpine have been accounted for in a manner consistent with the pooling of interest method of accounting, as the transaction was a combination of entities under common control. Under this method of accounting, the consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of changes in equity and consolidated statements of cash flows have been adjusted to include all activities of the commonly controlled groups for all periods in which common control existed.

Initial Public Offering

In the second quarter of 2022, ProFrac Corp. completed its IPO of 18.2 million shares of its Class A common stock, par value $0.01 per share (the "Class A Common Stock") at a public offering price of $18.00 per share, which generated combined net proceeds of $301.7 million, after deducting underwriter discounts and commissions and estimated offering costs. The Company used $72.9 million of the net proceeds to redeem the membership ownership interests from the then-existing owners of THRC FTSI Related Equity (as defined in “Note 4 – Business Combinations”) and contributed the remaining proceeds to ProFrac Holdings, LLC. The Company used the remaining proceeds to pay down $208.6 million of outstanding borrowings with the remaining proceeds to be used for general corporate uses and additional repayment of debt.

Redeemable Noncontrolling Interests

ProFrac Corp.’s only material asset is an equity interest consisting of units representing limited liability company interests in ProFrac LLC (the “Units”). As the sole managing member of ProFrac LLC, ProFrac Corp. consolidates the financial results of ProFrac LLC and its subsidiaries and reports a noncontrolling interest related to the portion of Units not owned by ProFrac Corp. Historically, the holders of Units not owned by ProFrac Corp. also held shares of ProFrac Corp.’s Class B common stock, such that a single share of Class B common stock was issued for each Unit not owned by ProFrac Corp.

Pursuant to the Third Amended and Restated Limited Liability Company Agreement of ProFrac LLC and the Second Amended and Restated Certificate of Incorporation of ProFrac Corp., certain members of ProFrac LLC had the right to cause ProFrac LLC to redeem all or a portion of each such member's Units, together with the surrender of the same number of each such member's shares of Class B common stock, for an equivalent number of shares of Class A common stock or, at the

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

election of our board of directors, cash. In connection with the exercise of such redemption, a corresponding number of shares of Class B common stock would be canceled. The redemption election was not considered to be within our control because the holders of Class B common stock and their affiliates controlled us through direct representation on our board of directors. As a result, we have historically presented the noncontrolling interests in ProFrac LLC as redeemable noncontrolling interests outside of permanent equity.

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

Activity related to the redeemable noncontrolling interest is as follows:

Redeemable Noncontrolling Interests
Balance, December 31, 2021	$-
Effect of corporate reorganization and reclassification to redeemable noncontrolling interest	377.5
Adjustment of redeemable noncontrolling interest to redemption amount at IPO (1)	1,438.3
Net income	206.0
Class A Common Stock issued to settle asset purchase	21.4
Class A shares issued to acquire USWS	147.4
Class A shares issued for vested stock awards	(0.1)
Tax withholding related to net share settlement of equity awards	(1.9)
Class B shares issued to acquire REV	57.6
Change in accrued distribution related to income taxes	(2.8)
Stock-based compensation	4.0
Stock-based compensation related to deemed contribution	41.6
Foreign currency translation adjustments	0.1
Adjustment of redeemable noncontrolling interest to redemption amount (2)	173.8
Balance, December 31, 2022	$2,462.9
Class A shares issued in acquisitions	9.5
Net income	41.8
Stock-based compensation	2.0
Stock-based compensation related to deemed contribution	7.3
Foreign currency translation adjustments	0.1
Adjustment of redeemable noncontrolling interest to redemption amount (3)	(1,210.3)
Conversion of Class B common stock to Class A common stock	(1,313.3)
Balance, December 31, 2023	$—

(1)
Based on 101.1 million shares of Class B Common Stock outstanding and the $18.00 per share IPO price.
(2)
Based on 104.2 million shares of Class B Common Stock outstanding and the 10-day VWAP of Class A Common Stock of $23.63 at December 31, 2022.
(3)
Based on 104.2 million shares of Class B common stock outstanding and the 10-day VWAP of Class A common stock of $12.60 at April 7, 2023.

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

Correction of an Immaterial Error on Previously Issued Financial Statements

During the fourth quarter of 2023, the Company identified and corrected an error in our accounting for deferred tax assets and liabilities. The source of the error related to the incorrect accounting for differences in our book value and tax basis of liabilities assumed in the acquisition of USWS in the fourth quarter of 2022. At December 31, 2022, this error understated our deferred tax assets by $65.8 million and also understated our valuation allowance of deferred tax assets by the same amount. The net effect of the error did not affect our consolidated balance sheet as of December 31, 2022, and it did not affect our consolidated statement of operations nor our consolidated statement of cash flows for the year ended December 31, 2022. Our schedule of deferred tax assets and liabilities included in “Note 11 - Income Taxes” included the understated amounts discussed above.

As a result of the conversion of our Class B common stock to Class A common stock in the second quarter of 2023, we recorded a net deferred tax liability of $74.7 million with a corresponding reduction to additional paid-in capital. At September 30, 2023, we revised our estimate of this net deferred tax liability to $74.3 million with a corresponding adjustment to additional paid-in capital. At these reporting dates, the error had not been detected and overstated these net deferred tax liabilities by $65.3 million at both June 30, 2023 and September 30, 2023. After correction of the calculation error, our estimated deferred tax liability should have been $9.4 million and $9.0 million at June 30, 2023, and September 30, 2023, respectively. See “Note 11 – Income Taxes” for discussion of the accounting for income taxes related to the conversion of our Class B common stock to Class A common stock.

We evaluated whether our previously issued consolidated financial statements for December 31, 2022, and our unaudited consolidated financial statements for June 30, 2023, and September 30, 2023, were materially misstated due to these errors. Based upon our evaluation of both quantitative and qualitative factors, we concluded that the effects of these errors were not material individually or in the aggregate to these previously reported periods. Accordingly, we have corrected our schedule of deferred tax assets and deferred tax liabilities for December 31, 2022, in “Note 11 - Income Taxes.” We will also report the corrected amounts for June 30, 2023, and September 30, 2023, when presented in future financial statements.

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

Our customers consist primarily of E&P companies in the continental United States. For the years ended December 31, 2023 and 2022, no individual customer represented more than 10% of our consolidated revenues. For the year ended December 31, 2021, our top three customers individually represented, respectively, 15%, 10%, and 7% of our consolidated revenues. These top customers are from our stimulation services segment. The loss of any of our largest customers could have a material adverse effect on our results of operations.

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

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

Estimates are used for, but are not limited to, determining the following: allowance for credit losses; inventory net realizable values; recoverability of long-lived assets; revenue recognition on long-term contracts; valuation of goodwill; useful lives used in depreciation, depletion and amortization; income taxes and related valuation allowances; accruals for loss contingencies; stock-based compensation expense; and the fair value of assets acquired and liabilities assumed in acquisitions.

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

	December 31,
	2023	2022
Cash and cash equivalents	$25.3	$35.1
Restricted cash included in prepaid expenses and other current assets	—	2.8
Total cash, cash equivalents, and restricted cash	$25.3	$37.9

As of December 31, 2023, we had no restricted cash. As of December 31, 2022, restricted cash consisted of cash used as collateral for our credit card program and to support our workers’ compensation obligations.

Allowance for Credit Losses

We establish an allowance for credit losses to reduce the carrying value of our accounts receivable based on a number of factors, including the length of time that accounts receivable are past due, our previous loss history, and the customer’s creditworthiness. Losses are charged against the allowance when the customer accounts are determined to be uncollectible.

The following table summarizes the rollforward of our allowance for credit losses:

	Year Ended December 31,
	2023	2022
Balance at beginning of period	$(2.6)	$(0.7)
Provision for credit losses, net of recoveries	(0.1)	(1.9)
Write-offs	—	—
Balance at end of period	$(2.7)	$(2.6)

Inventories

Inventories, which consist of proppants and chemicals that are used in the hydraulic fracturing process and maintenance parts for oilfield services equipment, are carried at the lower of cost or net realizable value. Our inventory is recorded using the first-in, first-out method or average cost basis. As necessary, we record an adjustment to decrease the value of slow moving and obsolete inventory to its net realizable value. To determine the adjustment amount, we regularly review inventory quantities on hand and compare them to estimates of future product demand, market conditions, production requirements and technological developments.

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

Goodwill and Indefinite-Lived Intangible Assets

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

The changes in the carrying amount of goodwill by reportable segment were as follows:

	Stimulation Services	Proppant Production	Manufacturing	Other	Total
Balance, December 31, 2022	$153.3	$5.5	$—	$81.7	$240.5
Acquisition of Producers	7.2	—	—	—	7.2
Acquisition of Performance	—	75.7	—	—	75.7
Measurement period adjustments	9.2	(6.7)	—	—	2.5
Balance, December 31, 2023	$169.7	$74.5	$—	$81.7	$325.9

The measurement period adjustments for the stimulation services segment included an adjustment to finalize the estimate for contingent liabilities at the acquisition date for our U.S. Well Services acquisition and adjustments to working capital balances for our USWS, REV and Producers acquisitions.

The measurement period adjustment for the Proppant production segment related to adjustments to working capital balances for our Performance Proppant, Monahans, and Monarch acquisitions.

As of December 31, 2023, there were no indefinite-lived intangible assets recorded in our consolidated balance sheets.

Impairment of Long-Lived Assets

We evaluate property, plant, and equipment, operating lease right-of-use assets, and definite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable. Recoverability is assessed based on the undiscounted future cash flows generated by the asset or asset group. If the carrying amount of an asset or asset group is not recoverable, we recognize an impairment loss equal to the amount by which the carrying amount exceeds fair value. We estimate fair value based on the income, market, or cost valuation techniques.

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

Stimulation Services. We generate revenue through the provision of hydraulic fracturing services, which involves the injection of water, sand and chemicals under high pressure into formations to optimize hydrocarbon flow paths during the completion phase of wellbores. Our contracts with customers are generally short term in nature and have a single performance obligation, which is satisfied over time. We generate a field ticket, which our customer signs, that includes charges for services performed and any inputs consumed during the service. The signing of the field ticket by the customer represents their acceptance of the service and agreement to the amounts to which we have the right to invoice and recognize as revenue. We have elected the practical expedient permitting the exclusion of disclosing the value of unsatisfied performance obligations for Stimulation Services contracts as these contracts have original contract terms of one year or less or we have the right to invoice for services performed.

Proppant Production. We generate revenue through the sale of frac sand to oilfield service providers and E&P companies. The performance obligation is satisfied and revenue is recognized at the point-in-time that control of the product is transferred to the customer, generally upon shipment from our facility. Certain of our contracts contain multiple performance obligations to provide a minimum quantity of products to our customers in future periods. For these contracts, the transaction price is allocated to each performance obligation at estimated selling prices and we recognize revenue as we satisfy these performance obligations. At December 31, 2023, the aggregate amount of transaction price allocated to unsatisfied performance obligations was $247.2 million, and the Company expects to perform these obligations and recognize revenue of $145.7 million in 2024, $43.5 million in 2025, $43.5 million in 2026, and $14.5 million in 2027.

Manufacturing. We generate revenue through sales of equipment used to perform oilfield services. The performance obligation is satisfied and revenues are recognized at the point-in-time that control of goods are transferred to the customer, generally upon shipment from our manufacturing facility.

Our contract assets are classified as accounts receivable in our consolidated balance sheets. Accounts receivable consist of invoiced amounts or amounts for which we have a right to invoice based on services completed or products delivered.

Our current and non-current contract liabilities are classified as other current liabilities and other liabilities, respectively, in our consolidated balance sheets. Our contract liabilities consist of deferred revenues from advance consideration received from customers related to future performance of service or delivery of products and off-market contract liabilities from unfavorable contracts recognized in connection with our business acquisitions in the Proppant Production segment.

We believe that disaggregating our revenue by reportable segment (see “Note 15 – Business Segments”) provides the information necessary to understand the nature, amount, timing and uncertainty of our revenues and cash flows.

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

Stock-based Compensation

Stock-based compensation is measured on the grant date and fair value is recognized as expense over the requisite service period, which is generally the vesting period of the award. We recognize forfeitures as they occur rather than estimating expected forfeitures. For equity-classified awards with graded vesting based solely on the satisfaction of a service condition, we recognize compensation cost as a single award on a straight-line basis.

The fair value of time-based and performance-based restricted stock units is determined based on the number of units granted and the closing price of our Class A Common Stock on the date of grant. Stock-based awards with market conditions are valued using a Monte Carlo simulation analysis.

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

We record uncertain tax positions, if any, in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. We had no uncertain tax positions during the periods presented.

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

Recently Issued Standards Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances the disclosures required for operating segments in the Company's annual and interim consolidated financial statements. This ASU is effective retrospectively for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this standard on our disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. This ASU provides for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. This ASU is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this standard on our disclosures.

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

3. SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventories

Inventories are comprised of the following:

	December 31,
	2023	2022
Raw materials and supplies	$84.2	$97.3
Work in process	20.5	12.2
Finished products and parts	131.9	140.0
Total	$236.6	$249.5

Property, Plant, and Equipment, Net

Property, plant and equipment, net is comprised of the following:

	December 31,
	2023	2022
Machinery and equipment	$2,130.8	$1,665.1
Mining property and mine development	425.3	172.1
Buildings and leasehold improvements	113.9	102.0
Land	13.3	5.6
Office equipment, software and other	17.6	12.6
Construction in progress	88.3	156.1
Total	2,789.2	2,113.5
Less: accumulated depreciation, depletion and amortization	(1,010.2)	(717.1)
Property, plant, and equipment, net	$1,779.0	$1,396.4

The increase in net property, plant, and equipment was partially due to assets of $506.4 million acquired through our 2023 acquisitions (see Note 4).

Depreciation and amortization expense related to property, plant, and equipment was $398.0 million, $261.2 million and $139.9 million in 2023, 2022 and 2021, respectively. Depletion expense was $5.2 million, $0.5 million, and $0.2 million in 2023, 2022 and 2021, respectively.

Intangible Assets, Net

Intangible assets, net is comprised of the following:

	Weighted Average Remaining Amortization period (Years)	Estimated Useful Life (in years)	Gross Book Value	Less: Accumulated Amortization	Net Book Value
As of December 31, 2023
Acquired technology	8.7	3-10	$124.7	$(17.2)	$107.5
Customer relationships	2.9	4	89.6	(23.6)	66.0
Intangible assets, net	6.5		$214.3	$(40.8)	$173.5

As of December 31, 2022
Acquired technology	9.6	3-10	$124.7	$(4.2)	$120.5
Customer relationships	3.9	4	84.0	(1.4)	82.6
Intangible assets, net	7.3		$208.7	$(5.6)	$203.1

We amortize other identifiable intangible assets with a definite life on a straight-line basis over the estimated useful lives of the assets. Our definite-lived intangible assets consist of acquired technology and customer relationships.

Amortization expense related to intangible assets was $35.2 million, $5.6 million, and $0.6 million in 2023, 2022 and 2021, respectively.

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

The estimated future amortization expense related to intangible assets is $35.4 million in 2024, $35.1 million in 2025, $33.5 million in 2026, $12.4 million in 2027, $12.0 million in 2028, and $45.1 million thereafter.

Accrued Expenses

Accrued expenses are comprised of the following:

	December 31,
	2023	2022
Employee compensation and benefits	$22.6	$39.6
Sales, use, and property taxes	24.0	20.1
Insurance	10.9	7.4
Interest	5.4	17.5
Income taxes	1.5	0.7
Other	1.2	18.4
Total accrued expenses	$65.6	$103.7

Other Current Liabilities

Other current liabilities are comprised of the following:

	December 31,
	2023	2022
Acquired contract liabilities	$43.5	$15.8
Accrued legal contingencies	20.7	7.0
Deferred revenue	7.3	23.1
Tax receivable agreement obligation	2.8	3.3
Other	9.8	4.0
Total other current liabilities	$84.1	$53.2

4. BUSINESS COMBINATIONS

Current Year Acquisitions

On January 3, 2023, we acquired 100% of the issued and outstanding membership interest of Producers Service Holdings LLC (“Producers”), an employee-owned pressure pumping services provider serving Appalachia and the Mid-Continent, for a total purchase consideration of $36.5 million, consisting of (i) Class A common stock valued at $12.9 million based on the acquisition date closing price of $21.40; (ii) cash consideration of $9.7 million; and (iii) our pre-existing investment of $13.9 million. Throughout the six months ended June 30, 2023, we integrated Producers' operations. As a result, we track all stimulation services assets as one group and it would be impracticable to separately report Producers' revenues or pretax earnings subsequent to the acquisition.

On February 24, 2023, we acquired 100% of the issued and outstanding membership interests in (i) Performance Proppants, LLC, (ii) Red River Land Holdings, LLC, (iii) Performance Royalty, LLC, (iv) Performance Proppants International, LLC, and (v) Sunny Point Aggregates, LLC (together, “Performance Proppants”) for a total purchase consideration of $462.8 million, consisting of (i) Class A common stock valued at $6.2 million based on the acquisition date closing price of $19.67; (ii) cash consideration of $452.4 million; and (iii) the settlement of a pre-existing receivable of $4.2 million. Performance Proppants is a frac sand provider in the Haynesville basin. The Performance Proppants acquisition contributed revenues of $204.9 million and pretax income of $99.9 million, before intercompany eliminations, to our consolidated statement of operations for the year ended December 31, 2023. The Performance Proppants acquisition contributed revenues of $154.8 million, after intercompany eliminations, to our consolidated statement of operations for the year ended December 31, 2023.

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

The following table represents our allocation of total purchase consideration of Producers and Performance Proppants to the identifiable assets acquired and liabilities assumed based on the fair values on their acquisition dates:

	Producers	Performance Proppants
Cash and cash equivalents	$0.3	$2.0
Accounts receivable	6.6	17.1
Prepaid expenses and other assets	1.1	0.6
Inventories	2.0	7.5
Property, plant and equipment	29.5	476.9
Intangible assets	—	5.6
Total identifiable assets acquired	39.5	509.7
Accounts payable	10.9	16.7
Accrued expenses	2.8	3.3
Current portion of long-term debt	0.2	2.1
Other current liabilities	—	49.6
Non-current portion of debt	0.1	0.6
Other non-current liabilities	—	42.3
Total liabilities assumed	14.0	114.6
Goodwill	11.0	67.7
Total purchase consideration	$36.5	$462.8

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

The allocations of purchase price to the identifiable assets acquired and liabilities assumed for the Producers acquisition are final. The allocations of purchase price to the identifiable assets acquired and liabilities assumed for the Performance Proppants acquisition is preliminary and subject to revisions during the measurement period, up to one year from the date the acquisition closed. These determinations include the use of estimates based on information that was available at the time these unaudited condensed consolidated financial statements were prepared. We believe that the estimates used are reasonable; however, the estimates are subject to change as additional information becomes available.

Prior Year Acquisitions

FTS International, Inc. (“FTSI”)

On March 4, 2022 (“FTSI Acquisition Date”), we acquired all of the outstanding stock of FTSI (the “FTSI Acquisition”) for a purchase price of $405.7 million, consisting of cash consideration of $332.8 million, and THRC Holdings, LP (“THRC Holdings”) equity interest of $72.9 million (“THRC FTSI Related Equity”).

Immediately following the closing of the cash acquisition pursuant to an Agreement and Plan of Merger, dated as of October 21, 2021, by and among FTSI, ProFrac LLC and ProFrac Acquisitions, Inc. (the “FTSI Merger Agreement”), ProFrac LLC distributed the 80.5% of the FTSI equity it acquired in such merger to Farris Wilks and THRC Holdings in a manner that resulted in each of them owning 50.0% of FTSI (the “FTSI Distribution”), with THRC Holdings receiving a smaller share of the FTSI Distribution and instead receiving certain preferred equity in ProFrac LLC in lieu of its redemption in connection with such distribution. The THRC FTSI Related Equity was the result of a transaction whereby THRC Holdings, which owned approximately 19.5% of FTSI, agreed to retain that interest in FTSI in lieu of receiving cash pursuant to the FTSI Merger Agreement.

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

The following table summarizes the fair value of consideration transferred in the FTSI Acquisition and the allocation of the purchase price to the fair values of assets acquired and liabilities assumed at the FTSI Acquisition Date:

Total purchase consideration	$405.7

Cash and cash equivalents	53.8
Accounts receivable	89.3
Prepaid expense and other assets	4.0
Inventories	42.3
Property, plant and equipment	307.1
Operating lease right-of-use asset	2.7
Intangible assets	1.2
Other assets	1.6
Total identifiable assets acquired	502.0
Accounts payable	63.0
Accrued expenses	19.3
Operating lease liability current	1.2
Current portion of debt	10.1
Other current liabilities	0.3
Operating lease liability non-current	1.5
Other non-current liabilities	0.9
Total liabilities assumed	96.3
Goodwill	—
Total purchase consideration	$405.7

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

Acquisition of Flotek Industries, Inc.

On February 2, 2022, we entered into an agreement with Flotek Industries, Inc. (“Flotek”), pursuant to which Flotek would provide full downhole chemistry solutions for a minimum of ten hydraulic fleets for three years starting on April 1, 2022, at a price of cost plus 7.0% (“Flotek Supply Agreement”). In exchange for entry into the Flotek Supply Agreement, we received $10.0 million in initial principal amount of convertible notes payable (“Flotek Convertible Notes”) and acquired an additional $10.0 million in principal amount of Flotek Convertible Notes in a separate transaction. Our equity ownership in Flotek on a fully diluted basis as a result of this investment was approximately 17.0%. In addition, we received the right to designate up to two directors to Flotek’s board of directors.

On February 16, 2022, we and Flotek agreed to amend the Flotek Supply Agreement to increase the term to ten years and increase the scope to 30 fleets. In exchange for our entry into the amendment to the Flotek Supply Agreement (the “Flotek Supply Agreement Amendment”), Flotek agreed to issue us $50.0 million in initial principal amount of Flotek Convertible Notes that was convertible into Flotek common stock. The Flotek Supply Agreement Amendment and issuance to us of additional Flotek Convertible Notes were conditioned upon customary closing conditions including the approval of Flotek’s shareholders. In May 2022, the Flotek shareholders approved the Flotek Convertible Notes issuance and the Flotek Supply Agreement Amendment. Our equity ownership in Flotek on a fully diluted basis after the consummation of these transactions was approximately 43.0%, and we were permitted to designate two additional directors, or up to four directors to Flotek’s board of directors. Because of our power to appoint directors to the board of directors without a direct equity interest in Flotek, we determined that Flotek was a VIE. We further determined that we were the primary beneficiary of the VIE, due to our ability to appoint four of seven directors to Flotek’s board of directors. As a result, subsequent to May 17, 2022, we accounted for this transaction as a business combination using the acquisition method of accounting and Flotek’s financial statements have been included in our consolidated financial statements from May 17, 2022. As we had no direct equity interest in Flotek during 2022, we allocated 100% of Flotek’s loss to noncontrolling interests in our consolidated financial statements.

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

The Flotek Supply Agreement Amendment includes a minimum annual volume commitment whereby we are obligated to pay Flotek liquidated damages equal to 25.0% of the shortfall for such year, should we fail to meet the minimum purchase amount. At May 17, 2022, we had a supply agreement contract liability of $9.9 million, which was included as purchase consideration for Flotek as a settlement of a pre-existing relationship. All effects of the Supply Agreement have been eliminated from our consolidated financial statements subsequent to May 17, 2022.

The Flotek Convertible Notes issued to ProFrac accrued paid-in-kind interest at a rate of 10% per annum, had a maturity of one year, and converted into common stock of Flotek. We initially recognized the Flotek Convertible Notes with an initial principal balance of $20.0 million at $20.0 million. On May 17, 2022, we estimated the fair value of these Flotek Convertible Notes to be $30.2 million, which was included as purchase consideration for Flotek as a settlement of a pre-existing relationship. All effects of the Flotek Convertible Notes have been eliminated from our consolidated financial statements subsequent to May 17, 2022.

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

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

The fair value of the noncontrolling interest was based on the Flotek common stock price reported by the New York Stock Exchange at the Flotek Acquisition Date, which represented Level 1 inputs. No portion of the recorded goodwill is tax deductible. The allocation of the purchase price to Flotek’s net tangible assets and liabilities and identifiable intangible assets is final.

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

As of December 31, 2023, we owned approximately 50.8% of Flotek's outstanding common stock. As of December 31, 2023 and 2022, $62.7 million and $79.2 million, respectively, of Flotek's assets and $55.5 million and $72.0 million, respectively, of Flotek's liabilities are included in our unaudited condensed consolidated balance sheets. These amounts are exclusive of goodwill and are after intercompany eliminations. The assets of Flotek can only be used to settle its obligations and the creditors of Flotek have no recourse to our assets. Our exposure to Flotek is generally limited to the carrying value of our equity and variable interests.

SP Silica of Monahans, LLC and SP Silica Sales, LLC (“Monahans”)

On July 25, 2022 (the “Monahans Acquisition Date”), we acquired 100% of the issued and outstanding membership interests of each of SP Silica of Monahans, LLC and SP Silica Sales, LLC (collectively “Monahans”), the West Texas subsidiaries of Signal Peak Silica, for a final purchase price of $97.4 million in cash (the “Monahans Acquisition”).

The following table summarizes the fair value of consideration transferred in the Monahans Acquisition and the allocation of the purchase price to the fair values of assets acquired and liabilities assumed at the Monahans Acquisition Date:

Total purchase consideration	$97.4

Cash and cash equivalents	0.1
Accounts receivable	11.7
Prepaid expense and other assets	0.6
Inventories	3.2
Property, plant and equipment	115.7
Intangible assets	6.2
Other assets	9.2
Total identifiable assets acquired	146.7
Accounts payable	8.2
Accrued expenses	1.0
Other current liabilities	4.4
Other non-current liabilities	38.1
Total liabilities assumed	51.7
Goodwill	2.4
Total purchase consideration	$97.4

For the acquired property, plant and equipment, the valuation technique utilized was the cost approach, which adjusted estimates of replacement cost for the age, condition and utility of the associated assets. In addition, the market approach valuation technique was used for assets that had comparable market data available. Included in our property, plant and equipment valuation is mineral reserves valued at $26.5 million using the income approach, which is predicated upon the value of the future cash flows that an asset will generate over its economic life. The intangible asset represents customer relationship and its fair value was determined using the with-and-without method which is an income approach and considers the time needed to rebuild the customer base. The allocation of the purchase price to Monahans’ net tangible assets and liabilities and identifiable intangible assets is final.

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

The Wilks Parties hold a controlling interest in ProFrac Holding Corp. and certain Wilks Parties also owned certain securities of USWS. Upon consummation of the USWS Acquisition, certain Wilks Parties received approximately 4.1 million shares of our Class A Common Stock which was included as part of equity consideration.

The following table summarizes the fair value of consideration transferred in the USWS Acquisition and the allocation of the purchase price to the fair values of assets acquired and liabilities assumed at the USWS Acquisition Date:

Total purchase consideration	$479.1

Cash and cash equivalents	19.4
Accounts receivable	34.3
Prepaid expense and other assets	9.9
Inventories	15.1
Property, plant and equipment	278.4
Operating lease right-of-use assets	40.9
Intangible assets	136.3
Other assets	0.4
Total identifiable assets acquired	534.7
Accounts payable	68.3
Accrued expenses and other current liabilities	19.9
Current portion of debt	13.1
Current portion of operating lease liabilities	24.0
Current portion of finance lease liabilities	1.8
Warrant liabilities	15.6
Long-term debt	27.7
Long-term operating lease liabilities	16.9
Long-term finance lease liabilities	4.9
Total liabilities assumed	192.2
Goodwill	136.6
Total purchase consideration	$479.1

For the acquired property, plant and equipment, the valuation technique utilized was the cost approach, which adjusted estimates of replacement cost for the age, condition and utility of the associated assets. The intangible assets related to the USWS Acquisition represent developed technology and customer relationship. The fair value of the developed technology was determined using the income approach, which is predicated upon the value of the future cash flows that an asset will generate over its economic life. The fair value of customer relationship was determined using the with-and-without method which is an income approach and considers the time needed to rebuild the customer base. The allocation of the purchase price to USWS’s net tangible assets and liabilities and identifiable intangible assets is final.

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

The Monarch Acquisition was completed on December 23, 2022 (the “Monarch Acquisition Date”) for (i) consideration in the form of a long-term secured note payable to Monarch Capital (the “Monarch Note”) valued at its estimated fair value of $79.0 million, and (ii) cash consideration of $87.5 million.

The following table summarizes the fair value of consideration transferred in the Monarch Acquisition and the allocation of the purchase price to the fair values of assets acquired and liabilities assumed at the Monarch Acquisition Date:

Total purchase consideration	$166.5

Cash and cash equivalents	3.1
Accounts receivable	5.9
Inventories	1.3
Property, plant and equipment	147.9
Operating lease right-of-use assets	0.6
Intangible assets	6.1
Total identifiable assets acquired	164.9
Accounts payable	1.5
Accrued expenses	0.7
Current portion of operating lease liabilities	0.2
Long-term operating lease liabilities	0.4
Total liabilities assumed	2.8
Goodwill	4.4
Total purchase consideration	$166.5

For the acquired property, plant and equipment, the valuation technique utilized was the cost approach, which adjusted estimates of replacement cost for the age, condition and utility of the associated assets. In addition, the market approach valuation technique was used for assets that had comparable market data available. Included in our property, plant and equipment valuation is mineral reserves valued at $99.2 million using the income approach, which is predicated upon the value of the future cash flows that an asset will generate over its economic life. The intangible asset represents customer relationship and its fair value was determined using the with-and-without method which is an income approach and considers the time needed to rebuild the customer base. The allocation of the purchase price to Monarch’s net tangible assets and liabilities and identifiable intangible assets is final.

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

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

REV Energy Holdings, LLC (“REV”)

On December 23, 2022, ProFrac II LLC entered into a Membership Interest Purchase Agreement (the “REV Purchase Agreement”) by and among ProFrac II LLC, REV, Jason Kuzov, an individual (“Kuzov”), Mitchell Winnick, an individual (“Winnick”), Buffalo Creek, LLC, an Idaho limited liability company (together with Kuzov and Winnick, the “REV Sellers”), and BCKW LLC, a Colorado limited liability company (the “REV Sellers’ Representative”), pursuant to which ProFrac II LLC agreed to purchase from the REV Sellers 100% of the issued and outstanding membership interests of REV (the “REV Acquisition”).

The REV Acquisition was completed on December 30, 2022 (the “REV Acquisition Date”) for (i) equity consideration of 3.1 million shares (of which there is a Holdback Amount, as defined in the REV Purchase Agreement, equivalent to 31.8 thousand shares) of our Class B Common Stock valued at $78.0 million based on the REV Acquisition Date closing price of our Class A Common Stock of $25.20, (ii) consideration in the form of a long-term secured note payable to REV Sellers’ Representative (the “REV Note”) valued at its estimated fair value of $36.1 million, (iii) contingent consideration with an estimated fair value of $6.6 million, and (iv) cash consideration of $19.9 million, which included payments of $17.4 million and $6.0 million for indebtedness and transaction costs, respectively, on behalf of REV. The contingent consideration represented up to $20.0 million of earn-out payments to REV Sellers if certain EBITDA-based performance targets were achieved during 2023, as described in the REV Purchase Agreement. These performance targets were not met in 2023.

The following table summarizes the fair value of consideration transferred in the REV Acquisition and the allocation of the purchase price to the fair values of assets acquired and liabilities assumed at the REV Acquisition Date:

Total purchase consideration	$140.6

Cash and cash equivalents	0.2
Accounts receivable	10.0
Prepaid expense and other assets	1.5
Inventories	0.7
Property, plant and equipment	75.0
Intangible assets	53.0
Other assets	0.1
Total identifiable assets acquired	140.5
Accounts payable	14.1
Accrued expenses	2.4
Current portion of debt	1.9
Long-term debt	3.6
Total liabilities assumed	22.0
Goodwill	22.1
Total purchase consideration	$140.6

For the acquired property, plant and equipment, the valuation technique utilized was the cost approach, which adjusted estimates of replacement cost for the age, condition and utility of the associated assets. The intangible assets related to the REV Acquisition represent customer relationships and the fair value was determined using the income approach, which is predicated upon the value of the future cash flows that an asset will generate over its economic life. The allocation of the purchase price to REV’s net tangible assets and liabilities and identifiable intangible assets is final.

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

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

The following combined pro forma results of operations have been prepared as though the Producers and Performance Proppants acquisitions had been completed on January 1, 2022, and the USWS, FTSI, Flotek, Monahans, REV, and Monarch acquisitions had been completed on January 1, 2021. Pro forma amounts presented below are for illustrative purposes only and do not reflect future events that occurred after December 31, 2023 or any operating efficiencies or inefficiencies that may result from these significant acquisitions. The results of operations are not necessarily indicative of results that would have been achieved had we controlled Performance Proppants, Producers, USWS, FTSI, Flotek, Monahans, REV, and Monarch during the periods presented.

	Year Ended December 31,
(unaudited)	2023	2022	2021
Revenues	$2,668.1	$3,159.5	$1,581.8
Net income (loss)	$(51.8)	$270.1	$(300.8)

We incurred $16.2 million and $25.1 million of acquisition costs related to these acquisitions in 2023 and 2022, respectively. Acquisition costs are included in acquisition and integration costs within the consolidated statements of operations.

5. INVESTMENTS

Basin Production and Completion LLC

On February 9, 2022, we entered into an agreement to purchase all the series A-1 and B-1 preferred units of Basin Production and Completion LLC (“BPC”), for $46.0 million, consisting of $40.0 million to BPC for series A-1 and B-1 preferred units and $6.0 million to selling holders of BPC series B-1 preferred units. Additionally, on February 14, 2022, we made a loan to FHE USA LLC (“FHE”), a subsidiary of BPC for $1.25 million. The loan bears interest at the rate of 5.0% per annum. Interest is either paid at each calendar quarter end or added to the principal balance at the election of BPC. The loan matures on February 14, 2027. The total amount invested in BPC through February 9, 2022, was $51.4 million.

Subsequent to February 9, 2022, our investments in BPC provide us the ability to have significant influence, but not control over BPC’s operations. BPC's business and affairs are managed under the direction of its board of directors, which we do not control. Based on our evaluation, we determined that BPC is a VIE, but we are not the primary beneficiary of the VIE. We have elected the fair value option to account for our equity method investment in BPC. See “Note 14 – Fair Value of Financial Instruments” for more information on our instruments using Level 3 measurements. As of December 31, 2023, the estimated fair value of our investment in BPC was $23.4 million.

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

6. DEBT

Long-term debt is comprised of the following:

	December 31,
	2023	2022
ProFrac Holding Corp.:
2022 Term Loan (1)	$—	$519.2
2029 Senior Notes (1)	520.0	—
2022 ABL Credit Facility	117.4	234.3
First Financial Loan (1)	—	16.6
REV Note (1)(2)	—	39.0
Equify Notes (2)	18.6	23.8
Finance lease obligations	8.6	9.3
Other	13.8	11.8
ProFrac Holding Corp. principal amount	678.4	854.0
Less: unamortized debt discounts, premiums, and issuance costs	(17.4)	(23.6)
Less: current portion of long-term debt	(47.2)	(79.6)
ProFrac Holding Corp. long-term debt, net	613.8	750.8

Alpine Subsidiary:
Alpine 2023 Term Loan (1)	365.0	—
Monarch Note	54.7	87.5
Finance lease obligations	2.1	—
Alpine principal amount	421.8	87.5
Less: unamortized debt discounts, premiums, and issuance costs	(22.0)	(10.4)
Less: current portion of long-term debt	(71.6)	(32.8)
Alpine long-term debt, net	328.2	44.3

Flotek Subsidiary:
Flotek Convertible Notes	—	12.7
Flotek Paycheck Protection Program	—	4.8
Flotek ABL credit facility	7.5	—
Flotek other	0.2	0.4
Flotek principal amount	7.7	17.9
Less: current portion of long-term debt	(7.6)	(15.2)
Flotek long-term debt, net	0.1	2.7

Consolidated:
Total principal amount	1,107.9	959.4
Less: unamortized debt discounts, premiums, and issuance costs	(39.4)	(34.0)
Less: current portion of long-term debt	(126.4)	(127.6)
Total long-term debt	$942.1	$797.8
(1)
In December 2023, the Company refinanced all of the outstanding principal amount of 2022 Term Loan, the REV Note, and the First Financial Loan with a new issuance of 2029 Secured Notes and the 2023 Alpine Term Loan.
(2)
Related party debt agreements.

Senior Secured Notes Due 2029

In December 2023, ProFrac Holdings II, LLC completed an offering of $520 million of senior secured floating rate notes due in December 2029 in a private offering to qualified institutional buyers (“2029 Senior Notes”). The Company primarily used these proceeds to repay outstanding principal amounts of the 2022 Term Loan, the REV Note, and the First Financial loan.

The 2029 Senior Notes bear interest at an adjusted Secured Overnight Financing Rate (“Adjusted SOFR”) plus a margin of 7.25% per annum with a 2.00% Adjusted SOFR floor. The Adjusted SOFR rate is equal to the applicable Secured Overnight Financing Rate plus 0.26161% per annum. Interest is payable quarterly, in arrears, on March 31, June 30, September 30 and December 31. The effective interest rate was 14.0% as of December 31, 2023. No interest was due on December 31, 2023. The first interest payment date is March 31, 2024.

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

The 2029 Senior Notes were issued at a discount of $5.2 million for aggregate consideration of $514.8 million and resulted in net proceeds to the Company of $498.8 million after debt issuance costs of $16.0 million.

The 2029 Senior Notes require minimum quarterly payments including principal payments of $10.0 million on June 30, 2024, September 30, 2024, and December 31, 2024, and $15.0 million at the end of each calendar quarter thereafter. On each of March 29, 2024, June 28, 2024, September 30, 2024 and December 31, 2024, an aggregate of $20.0 million aggregate principal amount of 2029 Senior Notes are redeemable, at our option, with no premium. The 2029 Senior Notes are redeemable, at our option, beginning on January 15, 2025, at a premium of 5% through January 14, 2026. This premium declines to 2.0% through January 14, 2027, and 1.0% through January 14, 2028, after which we may redeem the notes at par value.

The obligation to pay principal and interest on the 2029 Senior Notes is jointly and severally guaranteed on a full and unconditional basis by ProFrac LLC, and subject to certain exceptions, our domestic subsidiaries. The 2029 Senior Notes are secured on a first priority basis by substantially all of the assets of ProFrac Corp. and ProFrac LLC and our wholly owned domestic subsidiaries.

The 2029 Senior Notes contain a covenant requiring us to maintain a minimum loan to value (“LTV”) ratio of 0.75 to 1.00. This ratio is the aggregate unpaid principal amount of the 2019 Senior Notes divided by the orderly liquidation value of our applicable assets. The 2029 Senior Notes contain covenants that could, in certain circumstances, limit our ability to issue additional debt, repurchase or pay dividends on our common or preferred stock, sell our assets, or enter into certain other transactions. We were in compliance with all of the covenants in the indenture governing our 2029 Senior Notes at December 31, 2023.

Alpine 2023 Term Loan

In December 2023, our Alpine subsidiary entered into a senior secured term loan credit agreement (the “Alpine Term Loan Credit Agreement”) that matures in January 2029, with CLMG Corp. as administrative agent and collateral agent, and the lenders party thereto, providing for a term loan of $365.0 million (the “Alpine 2023 Term Loan”). The Company primarily used these proceeds to repay outstanding principal amounts of the 2022 Term Loan, the REV Note, and the First Financial loan.

Borrowings under the Alpine 2023 Term Loan accrue interest at either an Adjusted SOFR rate or a base rate, plus an applicable margin of 7.25% per annum with a 3.00% Adjusted SOFR floor. The Adjusted SOFR rate is equal to the applicable Secured Overnight Financing Rate plus 0.11448% per annum. The effective interest rate was 14.3% as of December 31, 2023.

The Alpine 2023 Term Loan requires minimum quarterly payments including principal payments of $5.0 million on June 30, 2024, September 30, 2024, and December 31, 2024, and $15.0 million on the last day of each calendar quarter thereafter. In connection with any voluntary prepayment of the Alpine 2023 Term Loan prior to December 27, 2025, Alpine will be required to pay the Minimum Earnings Amount (as defined in the Alpine Term Loan Credit Agreement), which generally represents the interest on the principal amount repaid that would be owed through December 27, 2025. Voluntary prepayments made after December 27, 2025 through December 27, 2026, will incur a premium of 2%. This premium declines to 1.0% for voluntary prepayments made after December 27, 2026 through December 27, 2027. The Alpine 2023 Term Loan may be prepaid at par after December 27, 2027.

The Alpine 2023 Term Loan is guaranteed by ProFrac Holding Corp. and all of Alpine’s subsidiaries. The Alpine 2023 Term Loan is secured by a lien on, and security interest in, substantially all of Alpine’s assets.

Commencing with the fiscal quarter ending September 30, 2024, the Alpine 2023 Term Loan contains a covenant requiring us not to exceed a maximum Total Net Leverage Ratio (as defined in the Alpine Term Loan Credit Agreement) of 2.00 to 1.00. This ratio is generally the consolidated total debt of Alpine divided by an adjusted EBITDA calculation. The Alpine 2023 Term Loan contains covenants that limit Alpine’s ability to issue additional debt, pay dividends or distributions, sell its assets, or enter into certain other transactions.

Alpine was in compliance with all covenants, and there were no existing defaults or events of default related to the Alpine 2023 Term Loan as of December 31, 2023.

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

The 2022 ABL Credit Facility, as amended, provides for a maximum availability of $325.0 million. The maximum availability of credit under the 2022 ABL Credit Facility is limited at any time to the lesser of the lenders committed amounts or a borrowing base. The borrowing base is based on percentages of eligible accounts receivable and eligible inventory, which serve as collateral for the ABL Credit Facility, and is subject to certain reserves. Assets of our Alpine subsidiary are excluded from the borrowing base. If at any time borrowings and letters of credit issued under the credit facility exceed the borrowing base, we will be required to repay an amount equal to such excess. As of December 31, 2023, the maximum availability under the ABL credit facility was limited to our eligible borrowing base of $210.9 million with $117.4 million of borrowings outstanding and $10.1 million of letters of credit outstanding, resulting in approximately $83.4 million of remaining availability.

Borrowings under the 2022 ABL Credit Facility accrue interest at either a SOFR rate or a base rate, plus an applicable margin. The applicable margin for SOFR rate loans ranges from 1.5% to 2.0% and for base rate loans ranges from 0.5% to 1.0%. The 2022 ABL Credit Facility bears an unused line fee ranging from 0.250% to 0.375%. The effective interest rate was 9.5% as of December 31, 2023.

We are required by the 2022 ABL Credit Facility to maintain minimum liquidity of $15.0 million at all times. If the amount available under the 2022 ABL Credit Facility is less than the greater of 12.5% of our maximum availability or $30.0 million, we will be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0, to the extent such conditions continue for at least five consecutive business days, and we will be subject to the cash dominion provisions under the agreement.

The 2022 ABL Credit Facility contains certain customary representations and warranties and affirmative and negative covenants. The negative covenants include, subject to customary exceptions, limitations on indebtedness, dividends, distributions and certain other payments, investments, acquisitions, prepayments of specified junior indebtedness, amendments of specified junior indebtedness, transactions with affiliates, dispositions, mergers and consolidations, liens, restrictive agreements, sale and leaseback transactions, changes in fiscal periods and changes in line of business. The Company was in compliance with all covenants, and there were no existing defaults or events of default related to the 2022 ABL Credit Facility as of December 31, 2023.

Monarch Note

In connection with our acquisition of Monarch in December 2022, $87.5 million of the purchase price was financed through a seller-financed note (the “Monarch Note”, see “Note 4 - Business Combinations” for additional information). The Monarch Note matures in December 2024 and bears interest at an annual rate of 2.5%.

The Monarch Note requires minimum quarterly payments of $10.9 million. Alpine has an option to prepay the loan in whole or in part without penalty or premium. The Monarch Note is secured by Alpine’s equity interest in Monarch, substantially all of the assets of Monarch, and real property acquired in connection with the Monarch Acquisition.

The Monarch Note was initially measured at fair value in connection with the Monarch Acquisition, resulting in recording a debt discount of $10.4 million. We amortize such discount as an adjustment to interest expense using the effective interest method over the term of the Monarch Note. As of December 31, 2023, our effective interest rate on the Monarch Note was 12.1%.

Equify Notes

In connection with our acquisition of USWS in November 2022 (see “Note 4 - Business Combinations” for additional information), we assumed two equipment financing notes with Equify Financial, LLC, a related party to the Company controlled by the Wilks Parties. At acquisition, these notes had principal balances of $11.9 million and $12.3 million, have terms through August 2027 and October 2027, and bear interest at an annual rate of 14.8% and 15.5%, respectively. The Equify Notes were initially measured at fair value in connection with the USWS Acquisition, resulting in recording a debt premium of $3.6 million. We amortize such premium as an adjustment to interest expense using the effective interest method over the term of the Equify Notes. As of December 31, 2023, the effective interest rates on the Equify Notes were 3.4% and 4.2%. These notes are collateralized by certain equipment in our stimulation services segment.

Other Indebtedness

The Company has other indebtedness of $13.8 million including equipment financing notes, insurance premium financing and light-duty vehicle loans.

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

Restricted Assets

Our Alpine 2023 Term Loan requires us to segregate collateral associated with Alpine and limits our ability to use Alpine's cash or assets to satisfy our obligations or the obligations of our other subsidiaries. We also have limited ability to provide Alpine with liquidity to satisfy its obligations. See “Note 15 - Business Segments” for certain financial information for Alpine, which is our proppant production segment.

2022 Term Loan Credit Facility (Extinguished)

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

In December 2023, amounts outstanding under the 2022 Term Loan were repaid with proceeds received from the issuance of our Senior Secured Notes and the 2023 Alpine Term Loan, resulting in loss on extinguishment of debt of $35.4 million.

Borrowings under the 2022 Term Loan Credit Facility accrued interest at either a SOFR rate or a base rate, plus an applicable margin. The applicable margin for SOFR rate loans ranged from 7.25% to 8.00% and for base rate loans ranged from 6.25% to 7.00%.

The 2022 Term Loan Credit Facility was guaranteed by ProFrac LLC and all of the Company’s material existing subsidiaries and certain direct and indirect future U.S. restricted subsidiaries of the Company. The 2022 Term Loan Credit Facility was secured by a lien on, and security interest in, substantially all of ours and each such guarantor’s assets.

The 2022 Term Loan Credit Facility contained certain customary representations and warranties and affirmative and negative covenants. The 2022 Term Loan Credit Facility contained customary events of default. The Company was in compliance with all covenants, and there were no defaults or events of default related to the 2022 Term Loan Credit Facility.

REV Note (Extinguished)

In connection with our acquisition of REV in December 2022, $39.0 million of the purchase price was financed through a seller-financed note (the “REV Note”, see “Note 4 - Business Combinations” for additional information). The REV Note matured on June 30, 2025 and bore interest at an annual rate of 2.25%.

In December 2023, amounts outstanding under the REV Note were repaid with proceeds received from the issuance of our Senior Secured Notes and the 2023 Alpine Term Loan, resulting in loss on extinguishment of debt of $1.0 million.

One of the REV Sellers joined the Company in a management capacity upon the acquisition of REV.

First Financial Loan (Extinguished)

In December 2021, the Company entered into a $30.0 million loan with First Financial Bank, N.A. (“First Financial Loan”). The First Financial Loan had a maturity date of January 1, 2024 with an interest rate of LIBOR plus 3.5%, and the loan was to be repaid by equal payments of principal and interest beginning in February 2022.

In December 2023, amounts outstanding under the First Financial Loan were repaid with proceeds received from the issuance of our Senior Secured Notes and the 2023 Alpine Term Loan.

Flotek Convertible Notes (Extinguished)

In February 2022, Flotek entered into a private investment in public equity transaction (the “PIPE Transaction”) with a consortium of investors to secure growth capital. Pursuant to the PIPE Transaction, Flotek issued $11.2 million in aggregate initial principal amount of Flotek Convertible Notes to parties other than the Company. The Flotek Convertible Notes accrued paid-in-kind interest at a rate of 10% per annum, had a maturity of one year, and were convertible into common stock of Flotek. In March 2022, $3.0 million of Flotek Convertible Notes were converted at a holder’s option into approximately 2.8 million shares of Flotek common stock. In February 2023, Flotek's convertible notes matured and all $12.7 million principal amount were converted to shares of Flotek common stock, which is classified as "Noncontrolling interests" in our consolidated balance sheets.

The Flotek Convertible Notes were obligations of Flotek and had no recourse or claim against the assets of ProFrac Holding Corp. or its other consolidated subsidiaries.

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

Maturities of Debt

As of December 31, 2023, the principal maturity schedule for our debt outstanding is as follows:

	2024	2025	2026	2027	2028	Thereafter	Total
ProFrac Holding Corp.:
2029 Senior Notes	30.0	60.0	60.0	60.0	60.0	250.0	520.0
2022 ABL Credit Facility	—	—	—	117.4	—	—	117.4
Equify Notes	5.0	5.0	5.0	3.6	—	—	18.6
Finance lease obligations	2.3	2.2	2.0	1.8	0.3	—	8.6
Other	9.9	2.6	0.6	0.6	0.1	—	13.8
ProFrac Holding Corp. principal amount	47.2	69.8	67.6	183.4	60.4	250.0	678.4

Alpine Subsidiary:
Alpine 2023 Term Loan	15.0	60.0	60.0	60.0	60.0	110.0	365.0
Monarch Note	54.7	—	—	—	—	—	54.7
Finance lease obligations	1.9	0.2	—	—	—	—	2.1
Alpine principal amount	71.6	60.2	60.0	60.0	60.0	110.0	421.8

Flotek Subsidiary:
Flotek ABL credit facility	7.5	—	—	—	—	—	7.5
Flotek other	0.1	0.1	—	—	—	—	0.2
Flotek principal amount	7.6	0.1	—	—	—	—	7.7

Total principal amount	$126.4	$130.1	$127.6	$243.4	$120.4	$360.0	$1,107.9

7. LEASES

Our leasing arrangements consist of both operating and finance leases. We are a lessee on several leases of real estate, administrative offices, manufacturing and maintenance facilities, heavy duty equipment, light duty vehicles, tractors, and power generation equipment. We do not have any material lessor arrangements.

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

Our finance lease balances are as follows:

		December 31,
	Consolidated Balance Sheet Location	2023	2022
Assets:
Finance lease right-of-use assets	Property, plant, and equipment, net	$11.4	$10.3
Liabilities:
Current portion of finance lease liabilities	Current portion of long-term debt	$4.2	$2.3
Finance lease liabilities	Long-term debt	$6.5	$7.0

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

The components of our lease costs are as follows:

	Year Ended December 31,
	2023	2022
Operating lease costs	$45.8	$18.6
Short-term lease costs	32.3	10.5
Finance lease costs:
Amortization of right-of-use assets	5.1	0.4
Interest on lease liabilities	1.0	0.1
Total lease costs	$84.2	$29.6

The weighted-average remaining lease term and discount rates used in the measurement of our right-of-use assets and lease liabilities are as follows:

	Year Ended December 31,
	2023	2022
Weighted-average remaining lease term:
Operating leases	6.4 years	5.9 years
Finance leases	3.7 years	4.0 years
Weighted average discount rate:
Operating leases	5.9%	6.9%
Finance leases	7.8%	7.1%

The following table includes other supplemental information for our leases:

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease obligations:
Operating leases	$46.4	$18.2
Finance leases	$6.2	$0.9
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$11.9	$50.8
Finance leases	$8.6	$3.6
Operating lease right-of-use assets recognized upon adoption of the leasing standard	$—	$35.8

As of December 31, 2023, the future maturities of our leases liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
2024	$29.0	$5.0
2025	13.1	2.7
2026	12.4	2.3
2027	12.6	1.9
2028	11.6	0.3
Thereafter	31.6	—
Total lease payments	110.3	12.2
Less imputed interest	(18.0)	(1.5)
Total lease liabilities	$92.3	$10.7

8. PREFERRED STOCK

In September 2023, we issued and sold 50,000 shares of Series A preferred stock, par value $0.01 per share (the "Preferred Stock"), to two entities controlled by the Wilks Parties. The Preferred Stock was sold for aggregate consideration of $50.0 million, and resulted in net proceeds to the Company of $48.9 million after the payment of $1.1 million in issuance costs.

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

After one year, the Preferred Stock holders will have the option to convert each Preferred Stock share into shares of our common stock at a conversion ratio. The conversion ratio is defined as the Liquidation Preference as of the date of the conversion divided by the conversion price of $20.00, where such conversion price is subject to adjustment upon the occurrence of specified events set forth under terms of the Preferred Stock. At December 31, 2023, the Preferred Stock was convertible into 2.5 million common shares.

The Preferred Stock is redeemable at the Company's option at any time. The redemption price per share is an amount in cash equal to the Liquidation Preference as of the date of redemption multiplied by 1.15 (“Redemption Amount”). As of December 31, 2023, the Redemption Amount of the Preferred Stock would be $58.7 million.

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

The holders of the Preferred Stock are also common stockholders of the Company and collectively control our board of directors. Therefore, the Preferred Stock holders could direct the Company to redeem the Preferred Stock at any time. As a result, we have classified the Preferred Stock as temporary equity on our consolidated balance sheets and have measured its carrying value at its maximum redemption value with a corresponding charge to retained earnings.

9. OTHER OPERATING EXPENSE, NET

Other operating expense, net is comprised of the following:

	Year Ended December 31,
	2023	2022	2021
(Gain) loss on disposal of assets	$(1.7)	$2.1	$9.8
Litigation expenses and accruals for legal contingencies	34.1	11.3	—
Severance charges	1.1	—	0.5
Loss on foreign currency transactions	—	—	0.2
Reorganization costs	—	—	2.1
Impairments of long-lived assets	2.5	—	—
Acquisition earnout adjustments	(6.6)	—	—
Provision for credit losses, net of recoveries	0.1	1.9	(1.2)
Total	$29.5	$15.3	$11.4

Gain or loss on disposal of assets, net consists of gains or losses on excess property, early equipment failures, and other asset dispositions.

Litigation expenses and accruals for legal contingencies generally represent legal and professional fees incurred in litigation as well as estimates for loss contingencies with regards to certain vendor disputes and litigation matters. In 2023 more than half of these costs are related to litigation costs incurred in connection with multiple patent infringement lawsuits against Halliburton. See “Note 13 - Commitments and Contingencies” for further discussion.

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

Severance charges in 2023 related to the departure of two executives.

Impairments of long-lived assets in 2023 related to certain construction-in-process assets at one of our acquired sand mines that were abandoned.

The acquisition earnout adjustments represent a decrease in the fair value of the contingent consideration related to our acquisition of REV in December 2022.

10. STOCK-BASED COMPENSATION

The compensation cost charged against income for all stock-based compensation was $29.8 million and $67.4 million in 2023 and 2022, respectively and was classified as selling, general, and administrative expenses in our consolidated statements of operations. The total income tax benefit for all stock-based compensation was $0.2 million and $0.4 million in 2023 and 2022 respectively; however, such benefit was substantially offset by the valuation allowance against our deferred tax assets.

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

The grant date fair value of this award was estimated to be $45.3 million and will be recognized over the estimated derived service period of approximately one year. The grant date fair value and the derived service period of this award was determined using a Monte Carlo simulation method, which incorporates the possibility that the market capitalization targets may not be satisfied. The Monte Carlo simulation is affected by a number of variables, including the fair value of our underlying common shares ($18.00 at grant date), the expected common share price volatility over the expected term (79.2%), the expected dividend yield of our common shares over the expected term (0.0%), the risk-free interest rates over the expected term (2.86%), and the performance period of the award (five years).

The derived service period for the award was determined based on the median vesting time for the simulations that achieved the vesting hurdle. Stock-based compensation expense associated with this award was recognized over the derived service period. Stock-based compensation expense for this award was $19.7 million and $25.6 million in 2023 and 2022, respectively. As of December 31, 2023, there was no unrecognized compensation cost related to this award.

Long Term Incentive Plan

In May 2022, we adopted the ProFrac Holding Corp. 2022 Long Term Incentive Plan (“2022 Plan”) to attract and retain officers, employees, directors, and other key personnel and to provide those persons incentives and awards for performance. The 2022 Plan originally allocated 3,120,708 shares of our Class A Common Stock in the form of incentive stock options, non-qualified stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, or other stock-based awards. As of December 31, 2023, up to 2,542,708 shares were available for future grants under the 2022 Plan.

Pursuant to the 2022 Plan, we have granted time-based vesting RSUs to certain employees and directors. The RSUs granted generally vest over one to four years from the grant date. The grant date fair value of the RSUs is determined using the closing price of our Class A Common Stock on the grant date.

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

The following table summarizes the current year activity related to our time-based vesting RSUs:

	Units	Grant Date Weighted- Average Fair Value per Unit
Unvested balance at December 31, 2022	576,493	$17.89
Granted	874,694	11.94
Vested	(525,999)	17.40
Forfeited	(85,581)	12.51
Unvested balance at December 31, 2023	839,607	$12.55

Stock-based compensation expense for these RSUs was $9.3 million and 6.0 million in 2023 and 2022, respectively. The weighted-average grant-date fair value per share of RSUs granted was $11.94 and $17.89 in 2023 and 2022, respectively. The weighted-average fair value of RSUs vested was $17.40 in 2023. As of December 31, 2023, there was $5.1 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of 0.6 years.

Pursuant to the 2022 Plan, the Company authorized performance-based vesting RSUs (“PRSU”) to certain company executives. The PRSUs that met the definition of having a grant date for accounting purposes in 2023 have a service component that vests one year from the grant date and two performance conditions. The grant date fair value of the PRSUs was determined using the closing price of our Class A Common Stock on the grant date. The performance conditions are based on an earnings metric and a cash flow metric and have an achievement range of 0% to 200% of the PRSUs granted. The performance conditions were not met during 2023 and therefore no stock-based compensation expense was recognized for these awards in 2023.

The following table summarizes the current year activity related to our performance-based vesting RSUs:

	Units	Grant Date Weighted- Average Fair Value per Unit
Unvested balance at December 31, 2022	—	$—
Granted	79,988	12.65
Performance adjustment	(56,836)	12.65
Vested	—	—
Forfeited	(23,152)	12.65
Unvested balance at December 31, 2023	—	$—

Flotek Stock-Based Compensation

Flotek stockholders have approved long-term incentive plans under which Flotek may grant equity awards to officers, key employees, non-employee directors and service providers in the form of stock options, restricted stock, restricted stock units, and certain other incentive awards. Stock-based compensation expense related to Flotek awards was $0.3 million and $2.1 million in 2023 and 2022, respectively. As of December 31, 2023, there was $2.2 million of unrecognized compensation cost for Flotek equity awards, which is expected to be recognized over a weighted-average period of 2 years.

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

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

The following table summarizes the components of income tax expense (benefit):

	Year Ended December 31,
	2023	2022
Current income taxes:
Federal	$(1.1)	$1.7
State	2.2	3.7
Total current	1.1	5.4

Deferred income taxes:
Federal	—	3.6
State	0.1	0.1
Total deferred	0.1	3.7

Income tax expense (benefit)	$1.2	$9.1

Actual income tax expense (benefit) differed from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes as follows:

	Year Ended December 31,
	2023	2022
Income (loss) before income taxes	$(58.0)	$351.8
Statutory rate	21%	21%
Federal income tax expense (benefit) at statutory rate	(12.2)	73.9
State taxes, net of federal benefit	0.8	9.5
Permanent items	7.2	13.6
Other	(1.3)	(3.2)
Non-controlling interest	(10.7)	(59.9)
Business combination adjustment	(8.3)	—
Valuation allowance	25.7	(24.8)
Income tax expense (benefit)	$1.2	$9.1
Effective tax rate	-2.1%	2.6%

The Company’s effective tax rate was generally lower than the federal corporate income tax rate of 21% because income allocated to our Class B shareholders before the conversion of our Class B common stock to Class A common stock was not be subject to tax on the Company’s tax returns as well as the valuation allowance against our deferred tax assets.

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforward	$114.8	$93.1
Investment in ProFrac Holdings, LLC (1)	—	85.1
Tax receivable agreement	74.1	18.1
Flotek net operating loss and tax credit carryforwards	48.1	45.4
Flotek intangible assets and goodwill	8.0	9.0
Flotek other	10.4	12.7
Gross deferred tax assets	255.4	263.4
Valuation allowance	(91.1)	(261.3)
Total deferred tax assets	164.3	2.1

Deferred tax liabilities:
Investment in ProFrac Holdings, LLC	(156.5)	—
Flotek right-of-use asset and other	(7.5)	(1.8)
Total deferred tax liabilities	(164.0)	(1.8)

Net deferred tax assets (liabilities)	$0.3	$0.3
(1)
The December 31, 2022 balance was originally reported as $19.3 million and has been corrected in this presentation. See “Correction of an Immaterial Error on Previously Issued Financial Statements” in “Note 1 - Organization and Description of Business” for discussion of this immaterial error correction.

As of December 31, 2023, the Company had approximately $2.4 billion of federal net operating loss ("NOL") carryforwards, of which $1.5 billion will expire on various dates between 2032 and 2037 with the remaining losses carried forward indefinitely. The Company's NOLs were acquired through its acquisition of FTSI and USWS during 2022. FTSI filed for bankruptcy protection on September 22, 2020 and upon emergence on November 19, 2020 elected Section 382(l)(5) with respect to its tax attributes, including NOLs. Section 382(l)(5) completely limits utilization of NOLs if a company making the election experiences a second "ownership change" under Section 382 within a two year period. FTSI experienced a second "ownership change" when it was acquired by the Company on March 2, 2022, within the two year period after it elected Section 382(l)(5). As such, $1.9 billion of federal NOLs are fully limited and unable to be utilized in the future. Of the Company's remaining $483.8 million federal NOLs, $424.6 million are also subject to limitation under Section 382.

The Company also has $704.3 million of state NOLs, of which $600.8 million will expire on various dates between 2032 and 2042 with the remaining losses carried forward indefinitely. NOLs that are fully limited under Section 382(l)(5) were $510.0 million and the remaining $194.3 million are subject to limitation under Section 382.

Before the conversion of our Class B common stock to Class A common stock in April 2023 (see Note 1), we had established a valuation allowance on substantially all of the Company’s net deferred tax assets. As a result, we only recorded income tax expense for current year tax expense. The conversion of our Class B common stock to Class A common stock resulted in a shift from a net deferred tax asset position before the conversion to a net deferred tax liability position after the conversion. The recognition of this net deferred tax liability was recorded as an equity transaction because the holders of Class B common stock and their affiliates control us through their Class A common stock holdings. The reversal of the valuation allowance was also recorded as an equity transaction at that time.

Since the conversion, our results of operations have returned us to a net deferred tax asset position and as of December 31, 2023, we have reestablished a valuation allowance on substantially all of our net deferred tax assets. Deferred tax assets related to our U.S. federal and state tax net operating losses are still available to us to offset future taxable income, subject to limitations in the event of a change of control under Section 382 of the Internal Revenue Code. At December 31, 2023, we had not incurred such an ownership change.

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

At each reporting date, we consider all available positive and negative evidence to evaluate whether our deferred tax assets are more likely than not to be realized. A significant piece of negative evidence that we consider is whether we have incurred cumulative losses (generally defined as losses before income taxes) in recent years. Such negative evidence weighs heavily against other more subjective positive evidence such as our projections for future taxable income. We noted that for the three years ended December 31, 2023, we recorded cumulative income before income taxes of $250.1 million as a result of income reported in 2022. Notwithstanding this three-year cumulative income, we concluded that a valuation allowance was still required at December 31, 2023, because it is more likely than not that the deferred tax assets will not be realized. We based this conclusion on the positive and negative evidence discussed below.

The primary positive evidence we noted was:

•
Our income before income taxes in 2022 was $351.8 million.
•
We are forecasting that 2024 will be a profitable year.

The primary negative evidence we noted was:

•
In 2023 we recorded a loss before income taxes of $58.0 million.
•
Our income before income taxes in 2023 was substantially below our annual budget.
•
2022 was the first profitable year for the Company since 2018.
•
FTSI recorded losses before income taxes in 2021.
•
USWS recorded losses before income taxes in 2021 and in 2022 before being acquired by us.
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

If we continue to generate income before income taxes in future periods, we may be able to recognize a portion of our net deferred tax assets in future periods. We will adjust the valuation allowance based on our evaluation of new information as it becomes available and new circumstances as they occur. A change in our assessment could cause a decrease to the valuation allowance, which could materially impact our results of operations. Due to the prevailing negative evidence cited above, we believe that the earliest period when we may adjust the valuation allowance is the fourth quarter of 2024.

At December 31, 2023, we had no liability for uncertain tax positions. We recognize accrued interest and penalties related to any uncertain tax positions as part of income tax expense. At December 31, 2023, we had no accrued interest expense associated with unrecognized tax benefits. Interest expense associated with unrecognized tax benefits was zero for all periods presented.

ProFrac LLC is obligated to make cash distributions to the redeemable noncontrolling interest holders to fund their respective income tax liabilities relating to their share of the income of ProFrac LLC. In the fourth quarter of 2022, the Company paid a distribution of $8.0 million to the redeemable noncontrolling interest holders. The revised estimate for the full year liability to these shareholders was $2.8 million. As of December 31, 2022, we recorded the $5.3 million overpayment of the distribution in prepaid expenses and other current assets on our consolidated balance sheets to be offset against future tax distributions. In connection with the conversion of our Class B common stock to Class A common stock, ProFrac LLC will no longer be required to make tax distributions to our former Class B shareholders. As a result, we recorded the $5.3 million overpayment as an equity transaction as of December 31, 2023.

ProFrac Holding Corp and its U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. Our income tax returns, along with income tax returns for our acquired subsidiaries, are currently subject to examination in federal and state jurisdictions primarily for tax years from 2019-2022.

Tax Receivable Agreement

In connection with our initial public offering, ProFrac Corp. entered into a tax receivable agreement (the “TRA”) with certain holders of limited liability company interests in ProFrac LLC (the “TRA Holders”). The TRA generally provides for payment by ProFrac Corp. to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that ProFrac Corp. actually realizes (or is deemed to realize in certain circumstances) as a result of (i) certain

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

increases in tax basis that occur as a result of ProFrac Corp.'s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s ProFrac LLC units in connection with the initial public offering or the exercise of the Redemption Right (as defined in the TRA) or the Call Right (as defined in the TRA), and (ii) imputed interest deemed to be paid by ProFrac Corp. as a result of, and additional tax basis arising from, any payments ProFrac Corp. makes under the TRA. Payments will generally be made under the TRA as ProFrac Corp. realizes actual cash tax savings from the tax benefits covered by the TRA. As a result of our IPO and the conversion of all our Class B common stock to Class A common stock (see “Note 1 – Organization and Description of Business”) and the tax effects of these transactions, we recorded a $68.1 million noncurrent TRA liability. The recognition of the TRA liability was recorded as an equity transaction because the holders of Class B common stock and their affiliates control us through their Class A common stock holdings. As of December 31, 2023, the current liability for our TRA obligation was an additional $2.8 million.

12. EARNINGS PER SHARE

The calculation of earnings per share ("EPS") for our Class A common stock is as follows:

	Year Ended December 31,
	2023	2022
Numerator:
Net (loss) income attributable to ProFrac Holding Corp.	$(97.7)	$91.5
Adjust Series A preferred stock to its maximum redemption value	(9.8)	—
Net (loss) income used for basic earning per Class A common share	(107.5)	91.5
Net loss reallocated to dilutive Class A common shares	—	0.2
Net (loss) income used for diluted earnings per Class A common share	$(107.5)	$91.7

Denominator:
Weighted average Class A common shares	130.9	44.3
Dilutive potential of employee restricted stock units	—	0.2
Weighted average Class A common shares — diluted	130.9	44.5

Basic and diluted (loss) earnings per Class A common share	$(0.82)	$2.06

The basic and diluted earnings per share (“EPS”) for the year ended December 31, 2022, represents only the period from the IPO date of May 17, 2022, to December 31, 2022, which represents the period wherein the Company had outstanding Class A common stock.

The dilutive potential of employee restricted stock units was calculated using the treasury stock method. At December 31, 2023, there were 0.2 million common stock equivalents related to employee restricted stock units that were not included in diluted earnings per share because the effect of their inclusion would be antidilutive.

The dilutive potential of our Preferred Stock is calculated using the if-converted method. At December 31, 2023, there were 2.5 million common stock equivalents related to Preferred Stock that were not included in diluted earnings per share because the effect of their inclusion would be antidilutive.

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

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

U.S. Well Services Inc. and U.S. Well Services, LLC (collectively, “USWS”) v. Halliburton Company and Cimarex Energy Co. (collectively, “Halliburton”): In April 2021, USWS filed a patent infringement suit against Halliburton in United States District Court for the Western District of Texas Waco Division. In the suit, USWS alleges willful infringement of seven U.S. patents based on Halliburton’s “All-Electric Fracturing Fleet.” In August 2023, a jury returned a verdict in this case in favor of USWS, which Halliburton has indicated it intends to appeal.

In June 2021, Halliburton filed inter partes review (“IPR”) petitions against these USWS patents. In January 2023, the Patent Trial and Appeal Board (“PTAB”) entered final written decisions finding certain claims of these patents invalid. In March 2023, USWS filed a notice of appeal of the final written decisions invalidating certain claims of three of these patents. Other appeal deadlines remain open. In May 2023, the Western District of Texas ruled certain claims of five of the USWS patents are invalid.

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

Halliburton Energy Services, Inc., Halliburton US Technologies, Inc., and Halliburton Group Technologies, Inc. (collectively, “Halliburton”) v. U.S. Well Services, LLC (“USWS”): In September 2022, Halliburton filed two patent infringement suits against USWS in United States District Court for the Western District of Texas Waco Division. In the first lawsuit, Halliburton alleges willful infringement of three of its previously asserted patents as well as five additional U.S. patents. In the second lawsuit, Halliburton alleges willful infringement of two of its previously asserted patents as well as five additional U.S. patents. Both lawsuits allege infringement based on all of USWS and ProFrac LLC’s fleets. The two lawsuits are scheduled together and set for trial in June 2024.

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

We are currently unable to estimate the reasonably possible loss or range of loss in respect of these matters. These matters remain in an early stage, with few or no substantive legal decisions by the court defining the scope of the claims or the potential damages. As these matters develop and we receive additional information, we may be able to estimate reasonably possible losses or range of loss for these matters. The outcomes of these cases are uncertain and the ultimate resolution of them could have a material adverse effect on our consolidated financial statements in the period in which the resolution is recorded.

Purchase Commitments

As of December 31, 2023, we had purchase commitments of $29.8 million in 2024 for hydraulic fracturing equipment components.

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

14. FAIR VALUE MEASUREMENTS

Recurring Measurements

Our assets and liabilities measured at fair value on a recurring basis consist of the following:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
December 31, 2023:
Assets — Investment in BPC	$—	$—	$23.4

Liabilities — Munger make-whole provision	$—	$—	$7.5

December 31, 2022:
Assets — Investment in BPC	$—	$—	$53.6

Liabilities:
REV earnout payment	$—	$—	$6.6
Munger make-whole provision	—	—	0.4
Warrants	1.1	—	—
Total	$1.1	$—	$7.0

Investment in BPC

We have elected the fair value option to account for our investment in Basin Production and Completion LLC ("BPC") due to the complexities of the terms of the equity investment. The significant unobservable inputs used in the fair value measurement, which was valued using the income approach and the market approach, are forecasted results and a weighted-average cost of capital. The fair value of this asset is classified as investments in our consolidated balance sheets.

REV Earnout Payment

The fair value of the earnout payment was estimated using a Black-Scholes model, adjusted for the capped amount of the earnout. The fair value was discounted using a company specific credit spread to account for the counterparty credit risk in making the payment. The significant unobservable inputs used in the fair value measurement are the risk-free rate, credit spread of the acquirer, discount rate, forecasted results and volatility. The performance targets were not met in 2023.

The fair value of the public warrants was determined using quoted market prices, as they were traded in active markets.

Munger Make-Whole Provision

In November 2021, we entered into an agreement (“Munger Right Agreement”) to acquire approximately 6,700 acres near Lamesa, Texas (“West Munger Property”) for a purchase price of $30.0 million (“West Munger Purchase”). Under the Munger Right Agreement, the sellers elected to receive their consideration in shares of our Class A common stock, which was valued at $38.1 million at our IPO date.

The Munger Right Agreement includes a ‘Make Whole’ provision. Under the Make Whole provision, as amended, if any seller liquidates 100% of their Class A Common Stock prior to the two-year anniversary of the IPO and the value of the shares sold does not equal such seller’s share of the $30.0 million cash purchase price, then we will pay the difference between their share of the cash purchase price and the amount they ultimately received upon the sale of their Class A shares. This Make Whole provision is accounted for as a written put option with a fair value of $7.5 million as of December 31, 2023 and is presented within other current liabilities in our consolidated balance sheet. The fair value of the Munger make-whole provision was estimated using a Black-Scholes model. The significant unobservable inputs used in the fair value measurement are the risk-free rate and volatility. The expiration date of the Munger make-whole provision is on May 17, 2024. The intrinsic value of the Munger Make-Whole provision was $7.7 million at December 31, 2023.

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

The following is a reconciliation of our recurring Level 3 fair value measurements:

	Year Ended December 31,
	2023	2022
Balance at beginning of period	$46.6	$—
Acquisition of Flotek convertible notes	—	20.0
Election of fair value option for Investment in BPC	—	51.4
Change in Flotek fair value up to acquisition date	—	10.2
Elimination of Flotek convertible notes at acquisition date	—	(30.2)
Recognition of Munger make-whole provision	—	(4.6)
Recognition of REV earnout liability	—	(6.6)
Change in fair value of Level 3 fair value measurements	(30.7)	6.4
Balance at end of period	$15.9	$46.6

All of the changes in fair value of Level 3 fair value instruments were charged to income and classified as other income (expense), net on our consolidated statements of operations.

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

Nonrecurring Measurements

We have certain assets and liabilities that are not measured at fair value on an ongoing basis but were subjected to fair value adjustments at the time of acquisition. These include long-lived assets and liabilities acquired through our business combination activities and purchase consideration in the form of seller-financed long-term notes payable, the fair values of which were determined using applicable valuation models based on significant unobservable inputs classified as Level 3 in the fair value hierarchy. See “Note 4 – Business Combinations” for additional information.

Financial Instruments

The estimated fair values of our financial instruments have been determined at discrete points in time based on relevant market information. Our financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, certain investments, accounts payable, accrued expenses and long-term debt.

The carrying amounts of our financial instruments other than long-term debt approximate fair value because of the short-term nature of the items. The carrying amounts of our floating rate debt approximate fair value due to their variable interest rates. The fair value of our fixed rate debt, classified as Level 2 in the fair value hierarchy, was as follows:

	December 31,
	2023	2022
Carrying amount of fixed rate debt	$74.7	$142.7
Fair value of fixed rate debt	$74.3	$142.5

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

We account for intersegment transactions as if the transactions were with third parties, that is, at estimated current market prices. Intersegment revenues for the proppant production segment were 30%, 62% and 40%, in 2023, 2022, and 2021, respectively. Intersegment revenues for the manufacturing segment were 89%, 92% and 90%, in 2023, 2022, and 2021, respectively.

Revenue to external customers for the stimulation services segment are classified as service revenue on our consolidated statements of operations. Revenue to external customers for the proppant production segment, the manufacturing segment, and our other business activities represent product sales for these businesses and are classified as such on our consolidated statements of operations.

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

Summarized financial information for our reportable segments is as follows:

	Stimulation Services	Proppant Production	Manufacturing	Other	Eliminations	Total
Year Ended December 31, 2023:
Revenue
External customers — services	$2,274.2	$—	$—	$—	$—	$2,274.2
External customers — product sales (1)	—	270.2	19.0	66.6	—	355.8
Intercompany (2)	17.0	113.1	157.1	126.4	(413.6)	—
Total Revenue	$2,291.2	$383.3	$176.1	$193.0	$(413.6)	$2,630.0

Adjusted EBITDA (3) (4)	$479.9	$195.6	$14.5	$(1.6)	$—	$688.4
Depreciation, depletion and amortization	363.0	68.1	4.2	3.1	—	438.4
Investment in property, plant & equipment	221.8	40.9	3.3	1.0	—	267.0

As of December 31, 2023:
Cash and cash equivalents	$1.3	$17.7	$0.4	$5.9	$—	$25.3
Total current assets	445.8	181.2	164.7	70.6	(224.2)	638.1
Property, plant, and equipment, net	881.6	859.8	19.8	17.8	—	1,779.0
Total assets (5)	2,483.9	1,160.1	243.9	188.7	(1,005.9)	3,070.7
Current portion of long-term debt	46.2	71.6	1.0	7.6	—	126.4
Long-term debt	611.1	328.2	2.7	0.1	—	942.1
Total liabilities	1,404.5	225.7	201.5	55.5	(145.1)	1,742.1

Year Ended December 31, 2022:
Revenue
External customers — services	$2,341.5	$—	$—	$—	$—	$2,341.5
External customers — product sales (1)	—	33.9	13.1	37.1	—	84.1
Intercompany	7.2	56.1	153.6	74.7	(291.6)	—
Total Revenue	$2,348.7	$90.0	$166.7	$111.8	$(291.6)	$2,425.6

Adjusted EBITDA (3)	$771.4	$49.8	$14.3	$(24.3)	$—	$811.2
Depreciation, depletion and amortization	$246.4	$14.2	$4.7	$2.0	$—	$267.3
Investment in property, plant & equipment	$297.8	$52.5	$5.5	$0.4	$—	$356.2

As of December 31, 2022:
Cash and cash equivalents	$15.4	$2.9	$4.5	$12.3	$—	$35.1
Total current assets	740.9	33.9	99.5	74.0	(82.9)	865.4
Property, plant, and equipment, net	943.6	413.3	19.6	19.9	—	1,396.4
Total assets (5)	2,722.3	477.1	140.3	193.7	(599.8)	2,933.6
Current portion of long-term debt	79.6	32.8	—	15.2	—	127.6
Long-term debt	749.7	44.3	1.1	2.7	—	797.8
Total liabilities	1,481.3	126.8	108.1	102.2	(235.5)	1,582.9

Year Ended December 31, 2021:
Revenue
External customers — services	$744.2	$—	$—	$—	$—	$744.2
External customers — product sales	—	16.3	7.9	—	—	24.2
Intercompany	1.2	10.9	68.5	—	(80.6)	—
Total Revenue	$745.4	$27.2	$76.4	$—	$(80.6)	$768.4

Adjusted EBITDA (3)	$122.6	$10.7	$1.4	$—	$—	$134.7
Depreciation, depletion and amortization	$128.0	$8.9	$3.8	$—	$—	$140.7
Investment in property, plant & equipment	$82.8	$1.4	$3.2	$—	$—	$87.4

(1)
Our proppant production segment recognized noncash revenue associated with acquired contract liabilities of $57.5 million and $6.6 million in 2023 and 2022, respectively.
(2)
In our other business activities, Flotek recorded $20.1 million of revenue related to contract shortfalls because the stimulation services segment did not purchase the minimum contractual commitment of chemistry products from Flotek.
(3)
We evaluate the performance of our segments based on Adjusted EBITDA. We define Adjusted EBITDA as our net income (loss) before (i) interest expense, net, (ii) income taxes, (iii) depreciation, depletion and amortization, (iv) (loss)

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

gain on disposal of assets, net, (v) stock-based compensation, and (vi) other charges, such as reorganization costs and other costs related to our initial public offering, certain credit losses, gain (loss) on extinguishment of debt, gain (loss) on investments, acquisition and integration expenses, litigation expenses and accruals for legal contingencies, acquisition earnout adjustments, severance charges and impairments of long-lived assets.
(4)
Adjusted EBITDA for the stimulated services segment included an intercompany supply commitment charge of $20.1 million because this segment did not purchase the minimum contractual commitment of chemistry products from Flotek.
(5)
Total assets for the stimulation services segment includes our investment in BPC, which was $23.4 million and $53.6 as of December 31, 2023 and 2022, respectively. The gains and losses associated with this investment are not included in our segment profit measure of adjusted EBITDA.

The following table reconciles Adjusted EBITDA for our reportable segments to net income (loss):

	Year Ended December 31,
	2023	2022	2021
Adjusted EBITDA of reportable segments	$688.4	$811.2	$134.7
Interest expense, net	(154.9)	(59.5)	(25.8)
Depreciation, depletion and amortization	(438.4)	(267.3)	(140.7)
Income tax benefit (expense)	(1.2)	(9.1)	0.2
Gain (loss) on disposal of assets, net	1.7	(2.1)	(9.8)
(Loss) gain on extinguishment of debt	(33.5)	(17.6)	(0.5)
Acquisition earnout adjustment	6.6	—
Stock-based compensation	(10.1)	(8.1)	—
Stock-based compensation related to deemed contributions	(19.7)	(59.3)	—
Provision for credit losses, net of recoveries	(0.1)	(1.9)	1.2
Loss on foreign currency transactions	—	—	(0.2)
Reorganization costs	—	—	(2.1)
Impairment of long-lived assets	(2.5)	—	—
Severance charges	(1.1)	—	(0.5)
Acquisition and integration costs	(21.8)	(48.8)	—
Litigation expenses and accruals for legal contingencies	(34.1)	(11.3)
(Loss) gain on investments, net	(38.5)	16.5	—
Net (loss) income	$(59.2)	$342.7	$(43.5)

16. RELATED PARTY TRANSACTIONS

In the normal course of business, we have entered into transactions with related parties where the Wilks Parties hold a controlling financial interest. In the three year period ended December 31, 2023, the Company had related party transactions with the following related party entities:

•
Automatize, LLC (“Automatize”) is a logistics broker that facilitates the last-mile delivery of proppants on behalf of its customers, including the Company. Amounts paid to Automatize include costs passed through to third-party trucking companies and a commission retained by Automatize. These payments are recorded in cost of revenues, exclusive of depreciation and depletion in our consolidated statements of operations.
•
Cisco Logistics, LLC (“Cisco Logistics”) is a logistics company that delivers sand and equipment on behalf of its customers, including the Company. Amounts paid to Cisco Logistics are recorded in cost of revenues, exclusive of depreciation and depletion in our consolidated statements of operations.
•
Equify Financial, LLC (“Equify Financial”) is a finance company that provides equipment and other financing to its customers, including the Company. Amounts paid to Equify Financial are recorded in interest expenses in our consolidated statements of operations, and repayments of long-term debt in our consolidated statements of cash flows. See “Note 6 –Debt” for additional disclosures related to related party credit agreements.
•
Wilks Brothers, LLC (“Wilks Brothers”) is a management company which provides administrative support to various businesses within its portfolio. Wilks Brothers and certain entities under its control will at times incur expenses on our behalf, billing us for these expenses at cost as well as certain management fees. Amounts paid to

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

Wilks Brothers are generally recorded in selling, general and administrative expenses in our consolidated statements of operations.
•
Interstate Explorations, LLC (“Interstate”) is an exploration and development company for which we perform pressure pumping services.
•
Flying A Pump Services, LLC (“Flying A”) is an oilfield services company which provides pressure pumping, acid, and cementing services, to which we rent and sell equipment and frac fleet components.
•
MC Estates, LLC, The Shops at Willow Park, and FTSI Industrial, LLC (collectively, the “Related Lessors”) own various industrial parks and office space leased by us. Amounts paid to the Related Lessors are recorded in selling, general and administrative expenses in our consolidated statements of operations.
•
Wilks Construction Company, LLC (“Wilks Construction”) is a construction company that has built and made renovations to several buildings for us, including construction of a new sand plant in 2022. Amounts paid to Wilks Construction are recorded as capital expenditures in our consolidated statements of cash flows.
•
3 Twenty-Three, LLC (“3 Twenty-Three”) is a payroll administrator which performs payroll services on behalf of its customers, including us. Amounts paid to 3 Twenty-Three are recorded in cost of revenues, exclusive of depreciation and depletion and selling, general and administrative expenses in our consolidated statements of operations.
•
Wilks Earthworks, LLC ("Wilks Earthworks") is an oilfield services company that provides mining, wet and dry loading, hauling and other services and equipment to its customers, including us. These payments are recorded in cost of revenues, exclusive of depreciation and depletion in our consolidated statements of operations.
•
Carbo Ceramics Inc. (“Carbo”) is a provider of ceramic proppant which will at times purchase conventional proppant from us to act as a broker for its customers. Additionally, we will at times purchase manufactured proppant from Carbo for the stimulation services segment.
•
Cisco Aero, LLC (“AERO”) is a private aviation company.
•
FHE USA LLC (“FHE”) is a subsidiary of BPC that provides production and well completion equipment used at the wellsite. Amounts paid to FHE are recorded as capital expenditures.

The following table summarizes revenue from related parties:

	Year Ended December 31,
	2023	2022	2021
Flying A	$6.7	$3.4	$2.7
Carbo	0.7	0.8	1.0
Wilks Brothers	—	—	0.1
Interstate	—	—	0.1
Total	$7.4	$4.2	$3.9

The following table summarizes expenditures with related parties:

	Year Ended December 31,
	2023	2022	2021
Automatize	$134.0	$110.8	$80.5
FHE	3.3	14.3	—
Wilks Brothers	19.2	17.0	15.5
Related Lessors	13.2	9.1	6.3
Wilks Construction	6.8	38.9	—
Wilks Earthworks	9.1	—	—
Equify Financial	8.7	1.0	2.9
3 Twenty-Three	1.3	0.3	1.0
Carbo	1.6	1.3	0.5
Cisco Logistics	—	—	0.5
Interstate	—	—	0.1
Other	—	0.4	0.1
Total	$197.2	$193.1	$107.4

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

The following table summarizes accounts receivable–related party:

	December 31,
	2023	2022
Flying A	$5.9	$1.5
Carbo	0.5	0.1
Interstate	0.4	0.3
Other	—	0.2
Total accounts receivable — related party	$6.8	$2.1

The following table summarizes accounts payable–related party:

	December 31,
	2023	2022
Automatize	$11.6	$8.8
Wilks Brothers	7.8	7.1
Wilks Construction	—	7.9
Wilks Earthworks	1.1	—
Related Lessors	0.1	—
Equify	0.3	—
Carbo	1.0	0.2
Total accounts payable — related party	$21.9	$24.0

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

On February 4, 2022, THRC Holdings entered into a Rights Agreement with Encantar Properties LP, one of the sellers from whom the Company purchased the West Munger property, under which the related party was assigned rights to $8.1 million of the $30.0 million in consideration related to the West Munger Acquisition. In May 2022, as part of the IPO, the sellers of West Munger were issued 2,114,273 shares of Class A Common Stock in exchange for the $30.0 million consideration related to the West Munger Acquisition.

On January 11, 2023, the board of directors of ProFrac Corp. approved the appointment of Mr. Coy Randle, the then Chief Operating Officer of ProFrac Corp., to the board of directors of ProFrac Corp. Additionally, Mr. Randle entered into a consulting agreement with ProFrac Corp., effective as of January 13, 2023, pursuant to which Mr. Randle agreed to provide general operational advice to ProFrac Corp. and its direct and indirect operating subsidiaries for an annual fee of $0.2 million. Pursuant to the consulting agreement, ProFrac Corp. paid healthcare insurance premiums on behalf of Mr. Randle and allowed Mr. Randle to use a Company vehicle for the duration of the consulting agreement. The consulting agreement had a term of one year.

In June 2023, we arranged to sell certain surplus equipment and inventory components and to assign certain pre-orders for equipment to Flying A, at prices which we believe to be fair market value, for a total consideration of $36.3 million. We received the proceeds from this sale in June 2023. Subsequent to June 30, 2023, Flying A requested changes to the mix of the assets being sold to it by the Company without altering the total consideration, and the Company and Flying A agreed to add to the transaction agreement a most favored nation clause on pricing and a condition to closing that the Company’s Audit Committee approve the final mix of assets to be transferred to Flying A. We delivered $28.9 million of these components to Flying A in 2023. We expect to deliver the remaining components to Flying A in the first half of 2024. We accounted for the unapplied proceeds from this transaction as a related party deposit presented as "Other current liabilities - related party" in our consolidated balance sheets.

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

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

In September 2023, the Company entered into a purchase agreement with THRC Holdings, LP and FARJO Holdings, LP, pursuant to which the Company issued and sold 50,000 shares of Preferred Stock for gross proceeds of $50.0 million. THRC Holdings, LP and FARJO Holdings, LP are Wilks Parties. See “Note 8 – Preferred Stock” for more information.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our Executive Chairman (our principal executive officer) and Chief Financial Officer (our principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Executive Chairman and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2023, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, under the direction of our Executive Chairman (our principal executive officer) and Chief Financial Officer (our principal financial officer), is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Our system of internal control over financial reporting is designed to provide reasonable assurance to our management and to our board of directors regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with generally accepted accounting principles in the United States of America.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on its evaluation under this framework, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

On February 24, 2023, the Company completed the acquisition of (i) Performance Proppants, LLC, (ii) Red River Land Holdings, LLC, (iii) Performance Royalty, LLC, (iv) Performance Proppants International, LLC, and (v) Sunny Point Aggregates, LLC (together, “Performance Proppants”) (see Note 1 to the consolidated financial statements) which operated under its own set of internal controls. As permitted by the SEC Staff interpretive guidance for newly acquired businesses, the Company’s management excluded Performance Proppants from the evaluation of internal control over financial reporting as of December 31, 2023. Since the acquisition, the Company transitioned certain Performance Proppants processes to the Company’s internal control processes and added other internal controls over significant processes specific to the tangible and intangible assets acquired and liabilities assumed as a result of the acquisition including internal controls associated with the valuation of certain assets acquired and liabilities assumed in the transaction. The Company will continue the process of integrating internal controls over financial reporting for Performance Proppants and plans to incorporate Performance

Proppants in the evaluation of internal controls over financial reporting beginning in the first quarter of 2024. Performance Proppants represented approximately 19% of the Company’s consolidated total assets as of December 31, 2023, while its revenues comprised approximately 6% of the Company’s consolidated revenues for the year ended December 31, 2023.

Our independent registered public accounting firm, Grant Thornton LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2023. This report follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

ProFrac Holding Corp.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of ProFrac Holding Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated March 15, 2024 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of (i) Performance Proppants, LLC, a Texas limited liability company, (ii) Red River Land Holdings, LLC, a Louisiana limited liability company, (iii) Performance Royalty, LLC, a Louisiana limited liability company, (iv) Performance Proppants International, LLC, a Louisiana limited liability company, and (v) Sunny Point Aggregates, LLC, a Louisiana limited liability company (together, “Performance Proppants”), a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 19 and 6 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023. As indicated in Management’s Report, Performance Proppants was acquired during 2023. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Performance Proppants.

Definition and limitations of internal control over financial reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Dallas, Texas

March 15, 2024

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days of December 31, 2023 (the “2024 Proxy Statement”).

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to our 2024 Proxy Statement, which is expected to be filed with the SEC within 120 days of December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our 2024 Proxy Statement, which is expected to be filed with the SEC within 120 days of December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to our 2024 Proxy Statement, which is expected to be filed with the SEC within 120 days of December 31, 2023.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to our 2024 Proxy Statement, which is expected to be filed with the SEC within 120 days of December 31, 2023.

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

3.3

Certificate of Designation of Series A Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on October 2, 2023).

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
4.13

Indenture, dated December 27, 2023, by and among ProFrac Holdings II, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, calculation agent and collateral agent (incorporated by reference to Exhibit 4.1 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on December 28, 2023).

4.14	Form of Senior Secured Float Rate Note (incorporated by reference to Exhibit 4.2 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on December 28, 2023).
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

10.21^

Fourth Amendment to that certain asset-based revolving Credit Agreement, dated as of February 23, 2023, by and among ProFrac II, LLC, as borrower, ProFrac Holdings, the Lenders, the letter credit issuers, and guarantors party thereto, and JPMorgan Chase Bank, N.A., as the agent, the collateral agent and the swingline lender (as amended by the First Amendment to Credit Agreement, dated July 25, 2022, the Second Amendment to Credit Agreement, dated as of November 1, 2022, and the Third Amendment to Credit Agreement, dated as of December 30, 2022) (incorporated by reference to Exhibit 11.11 to ProFrac Holding Corp.’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2023).

10.22^

Fifth Amendment to Term Loan Credit Agreement, dated as of February 23, 2023, by and among ProFrac Holdings II, LLC, ProFrac Holdings, LLC, the lenders and guarantors party thereto, and Piper Sandler Finance LLC, as the agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.10 to ProFrac Holding Corp.’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2023).

10.23

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

10.25

Purchase and Sale Agreement, dated as of February 18, 2022, by and between ProFrac Holdings, LLC and Wilks Development, LLC (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to ProFrac Holding Corp.’s Registration Statement on Form S-1 (File No. 333-261255) filed with the SEC on April 26, 2022).

10.26

Chemical Products Supply Agreement between Flotek Chemistry, LLC and ProFrac Services, LLC dated February 2, 2022 (incorporated by reference to Exhibit 10.2 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on May 23, 2022).

10.27

Amendment No. 1 to Chemical Products Supply Agreement between Flotek Chemistry, LLC and ProFrac Services, LLC, dated May 17, 2022 (incorporated by reference to Exhibit 10.1 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on May 23, 2022).

10.28#

Consulting Agreement, effective as of January 13, 2023, between ProFrac Holding Corp. and James Coy Randle (incorporated by reference to Exhibit 10.1 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on January 12, 2023).

10.29#

Executive Employment Agreement, effective as of June 7, 2022, between ProFrac Holding Corp. and Coy Randle (incorporated by reference to Exhibit 10.31 to ProFrac Holding Corp.’s Annual Report on Form 10-K filed with the SEC on March 30, 2023).

10.30#

Executive Employment Agreement, effective as of June 7, 2022, between ProFrac Holding Corp. and Lance Turner (incorporated by reference to Exhibit 10.32 to ProFrac Holding Corp.’s Annual Report on Form 10-K filed with the SEC on March 30, 2023).

10.31#

Executive Employment Agreement, effective as of June 7, 2022, between ProFrac Holding Corp. and Robert Willette (incorporated by reference to Exhibit 10.33 to ProFrac Holding Corp.’s Annual Report on Form 10-K filed with the SEC on March 30, 2023).

10.32#	ProFrac Holding Corp. 2022 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on May 18, 2022).
10.33#

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

10.34#

Assignment and Assumption Agreement by and between THRC Holdings, LP, a Texas limited liability company, as assignor, and Matthew D. Wilks, as assignee (incorporated by reference to Exhibit 10.19 to ProFrac Holding Corp.’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2022).

10.35

Amended and Restated Series A Warrant Agreement, dated November 1, 2022, between ProFrac Holding Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.3 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on November 1, 2022).

10.36

Amendment No. 1 to Amended and Restated Series A Warrant Agreement, dated November 1, 2022, between ProFrac Holding Corp., Continental Stock Transfer & Trust Company and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.7 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on November 1, 2022).

10.37

Amendment No. 2 to Amended and Restated Series A Warrant Agreement, dated March 29, 2023, between ProFrac Holding Corp., Continental Stock Transfer & Trust Company and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.52 to ProFrac Holding Corp.’s Annual Report on Form 10-K filed with the SEC on March 30, 2023).

10.38

Promissory Note, dated as of July 18, 2022, by U.S. Well Services, LLC in favor of Equify Financial, LLC (incorporated by reference to Exhibit 10.1 to U.S. Well Services Holdings, LLC’s (f/k/a U.S. Well Services, Inc.) Current Report on Form 8-K (File No. 001-38025) filed with the SEC on July 18, 2022).

10.39

Security Agreement, dated as of July 18, 2022, by U.S. Well Services, LLC in favor of Equify Financial, LLC (incorporated by reference to Exhibit 10.2 to U.S. Well Services Holdings, LLC’s (f/k/a U.S. Well Services, Inc.) Current Report on Form 8-K (File No. 001-38025) filed with the SEC on July 18, 2022).

10.40

Continuing Guaranty, dated as of July 18, 2022, by U.S. Well Services, Inc. in favor of Equify Financial, LLC (incorporated by reference to Exhibit 10.3 to U.S. Well Services Holdings, LLC’s (f/k/a U.S. Well Services, Inc.) Current Report on Form 8-K (File No. 001-38025) filed with the SEC on July 18, 2022).

10.41

Promissory Note, dated as of September 30, 2022, by U.S. Well Services, LLC in favor of Equify Financial, LLC (incorporated by reference to Exhibit 10.1 to U.S. Well Services Holdings, LLC’s (f/k/a U.S. Well Services, Inc.) Current Report on Form 8-K (File No. 001-38025) filed with the SEC on September 30, 2022).

10.42

Security Agreement, dated as of September 30, 2022, by U.S. Well Services, LLC in favor of Equify Financial, LLC (incorporated by reference to Exhibit 10.2 to U.S. Well Services Holdings, LLC’s (f/k/a U.S. Well Services, Inc.) Current Report on Form 8-K (File No. 001-38025) filed with the SEC on September 30, 2022).

10.43†

Membership Interest Purchase Agreement, dated as of December 23, 2022, by and among ProFrac Holdings II, LLC, Performance Holdings I, LLC, and Performance Holdings II, LLC (incorporated by reference to Exhibit 10.1 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on Dec. 30, 2022).

10.44

Assignment and Amendment of Membership Interest Purchase Agreement, dated as of February 24, 2023, by and among ProFrac Holdings II, LLC, Performance Holdings I, LLC, Performance Holdings II, LLC and Alpine Silica, LLC (incorporated by reference to Exhibit 10.2 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on February 28, 2023).

10.45

Guarantee Agreement, dated December 27, 2023, may by ProFrac Holdings Corp., as guarantor, and CLMG Group, as agent (incorporated by reference to Exhibit 10.2 ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on December 28, 2023.

10.46

Guarantee Agreement, dated December 27, 2023, made by the guarantors in favor of CLMG Corp., as agent (incorporated by reference to Exhibit 10.3 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on December 28, 2023).

10.47

Term Loan Security Agreement, dated December 27, 2023, among Alpine Holdings II, LLC, PF Proppant Holdings, LLC, certain other Affiliates of the Borrower party, Red River Land Holdings, LLC, Performance Royalty LLC, Alpine Monahans, LLC, Alpine Monahans II, LLC, Monarch Silica, LLC, Alpine Real Estate Holdings, LLC, and CLMG Corporation, as collateral agent (incorporated by reference to Exhibit 10.4 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on December 28, 2023).

10.48

Purchase Agreement, dated December 27, 2023, by and among ProFrac Holdings II, LLC, the guarantors party thereto and the purchasers named therein (incorporated by reference to Exhibit 10.5 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on December 28, 2023).

10.49

Guaranty Agreement, dated as of December 27, 2023, made by ProFrac Holding Corp., as parent guarantor, and U.S. Bank Trust Company, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 10.6 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on December 28, 2023).

10.50

Security Agreement, dated December 27, 2023, among ProFrac Holdings, LLC, ProFrac Holdings II, LLC, the subsidiary grantors party thereto and U.S. Bank Trust Company, National Association, as collateral agent (incorporated by reference to Exhibit 10.7 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on December 28, 2023).

10.51

Seventh Amendment to Credit Agreement, dated December 27, 2023, by and among ProFrac Holdings II, LLC, ProFrac Holdings, LLC, the guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.8 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on December 28, 2023).

10.52

Contribution Agreement, dated as of February 24, 2023, by and among ProFrac Holding Corp., Alpine Silica LLC, Tidewater Partners, LLC, Performance Holdings I, LLC, and Performance Holdings II, LLC (incorporated by reference to Exhibit 10.3 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on February 28, 2023).

10.53^

Master Services Agreement, effective as of December 1, 2022, by and between Alpine Silica, LLC and Interstate Earthworks, LLC (incorporated by reference to Exhibit 10.53 to ProFrac Holding Corp.’s Annual Report on Form 10-K filed with the SEC on March 30, 2023).

10.54

Industrial Lease, effective as of November 1, 2022, by and between ProFrac Holdings II, LLC and Wilks Ranch Texas, LTD (incorporated by reference to Exhibit 10.54 to ProFrac Holding Corp.’s Annual Report on Form 10-K filed with the SEC on March 30, 2023).

10.55

Severance Agreement, dated September 11, 2023, by and between Mr. Robert Willette and ProFrac Holding Corp. (incorporated by reference to Exhibit 10.1 to ProFrac Holding Corp.’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2023).

10.56

Series A Redeemable Convertible Preferred Stock Purchase Agreement, dated September 29, 2023, by and among ProFrac Holding Corp. and THRC Holdings, LP and FARJO Holdings, LP (incorporated by reference to Exhibit 10.1 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on October 2, 2023).

21.1*	List of Subsidiaries of ProFrac Holding Corp.
23.1*	Consent of Grant Thornton LLP.
23.2*	Consent of KMPG LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95*	Mine Safety Disclosure Exhibit.
97*	ProFrac Holding Corp. Clawback Policy.
101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive date file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.
104*	Cover Page Interactive Date File (embedded within the Inline XBRL document).

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

PROFRAC HOLDING CORP.

Date: March 15, 2024	By:	/s/ Matthew D. Wilks
Name: Matthew D. Wilks
Title: Executive Chairman and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew D. Wilks Matthew D. Wilks	Executive Chairman and Director (Principal Executive Officer)	March 15, 2024

/s/Lance Turner Lance Turner	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2024

/s/ Ladd Wilks Ladd Wilks	Chief Executive Officer	March 15, 2024

/s/Sergei Krylov	Director	March 15, 2024
Sergei Krylov

/s/Terry Glebocki	Director	March 15, 2024
Terry Glebocki

/s/Stacy Nieuwoudt	Director	March 15, 2024
Stacy Nieuwoudt

/s/Gerald Haddock	Director	March 15, 2024
Gerald Haddock

/s/Coy Randle Coy Randle	Director	March 15, 2024