Form 10-K/A
period 2023-12-31
ProFrac Holding Corp.
filed 2024-04-15
CIK 1881487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A Amendment No. 1

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

Auditor Name: Grant Thornton LLP Auditor Location: Dallas, Texas Auditor PCAOB ID Number: 248

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2024 Annual Meeting of Stockholders, which will be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE:

This Amendment No. 1 on Form 10-K (this “Amendment”) amends the Annual Report on the Form 10-K of ProFrac Holding Corp. (the “Company”) for the fiscal year ended December 31, 2023, which the Company originally filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2024 (the “Original Filing”). The Company is filing this Amendment to provide Schedule I – Condensed Financial Information of Registrant in Item 15 of Part IV as required by Rule 12-04 of Regulation S-X when the restricted net assets of consolidated subsidiaries exceed certain thresholds as of the end of the most recently completed fiscal year. This Amendment is being filed in accordance with General Instruction A(4) to Form 10-K, which permits financial statement schedules to be filed pursuant to an amendment to an annual report on Form 10-K not later than 30 days after the applicable due date of the Form 10-K.

This Amendment does not reflect events occurring after the filing of the 2023 Form 10-K, does not update disclosures contained in the 2023 Form 10-K and does not modify or amend the 2023 Form 10-K except as specifically described above. Accordingly, this Amendment should be read in conjunction with the Original Filing.

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment contains the complete text of Item 15. Exhibits and Financial Schedules and certifications of the Company’s Principal Executive Officer and Principal Financial Officer required under Items 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the date of this Amendment, as well as updated inline XBRL exhibits. In connection with the filing of this Amendment, the consent of the independent registered public accounting firm is attached as an exhibit hereto.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1)
Financial Statements

The financial statements of the Company and its subsidiaries were previously filed with the Original Filing under Item 8 of the Original Filing.

(2)
Financial Statement Schedules

Schedule I – Condensed Financial Information of Registrant. Other schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in the Company’s consolidated financial statements and notes thereto.

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

4.12***	Description of ProFrac Holding Corp.’s Securities.
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

21.1***	List of Subsidiaries of ProFrac Holding Corp.
23.1***	Consent of Grant Thornton LLP.
23.2*	Consent of Grant Thornton LLP for Amendment No. 1.
23.3***	Consent of KMPG LLP.
31.1***	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2***	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*

Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for Amendment No. 1.

31.4*

Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, for Amendment No. 1.

32.1***	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, for Amendment No. 1.

95***	Mine Safety Disclosure Exhibit.
97***	ProFrac Holding Corp. Clawback Policy.
101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive date file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.
104*	Cover Page Interactive Date File (embedded within the Inline XBRL document).

____________________________

* Filed herewith.

** Furnished herewith.

*** Filed or furnished, as applicable, with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2024 and incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ProFrac Holding Corp.

Opinion on financial statement schedule

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”) the consolidated financial statements of ProFrac Holding Corp. and subsidiaries (the “Company”) referred to in our report dated March 15, 2024, which is included in the Annual Report on Form 10-K. Our audits of the consolidated financial statements also included the audit of the financial statement schedule listed in the index appearing under Item 15(a)(2). In our opinion, this financial statement schedule, when considered in relation to the consolidated financial statements as a whole, presents fairly, in all material respects, the information set forth therein.

Basis for opinion

This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statement schedule based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

/s/ GRANT THORNTON LLP

Dallas, Texas

April 15, 2024

Schedule I - Condensed Financial Information of Registrant

ProFrac Holding Corp.

PARENT COMPANY BALANCE SHEETS

(in millions, except per share amounts or where otherwise noted)

	December 31,
	2023	2022
ASSETS
Current assets:
Income tax receivable	$0.4	$3.0
Total current assets	0.4	3.0
Investment in subsidiaries	1,340.4	1,278.9
Total assets	$1,340.8	$1,281.9

LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Income tax payable	—	0.1
Current portion of tax receivable agreement liability	2.8	3.3
Total current liabilities	2.8	3.4
Tax receivable agreement liability	68.1	—
Total liabilities	70.9	3.4
Commitments and contingencies (Note 4)
Temporary equity:
Series A preferred stock, $0.01 par value, 50 thousand shares authorized, 50 thousand and zero shares issued and outstanding, respectively	58.7	—
Redeemable noncontrolling interest	—	2,462.9

Stockholders' equity (deficit):
Preferred stock, $0.01 par value, 50.0 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.01 par value, 600.0 shares authorized, 159.4 and 53.9 shares issued and outstanding, respectively	1.5	0.5
Class B common stock, $0.01 par value, 400.0 shares authorized, zero and 104.2 shares issued and outstanding, respectively	—	1.0
Additional paid-in capital	1,225.4	—
Accumulated deficit	(16.0)	(1,185.9)
Accumulated other comprehensive income	0.3	—
Total stockholders' equity (deficit) attributable to ProFrac Holding Corp.	1,211.2	(1,184.4)
Total liabilities, temporary equity, and stockholders' equity (deficit)	$1,340.8	$1,281.9

The accompanying notes are an integral part of these condensed financial statements.

ProFrac Holding Corp.

PARENT COMPANY STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues	$—	$—	$—
Operating costs and expenses	—	—	—
Income before income taxes and equity in income (loss) of subsidiaries	—	—	—
Income tax benefit (expense)	1.0	(5.3)	—
Income (loss) before equity in income (loss) of subsidiaries	1.0	(5.3)	—
Equity in income (loss) of subsidiaries, net of tax	(56.9)	376.4	(42.4)
Net income (loss)	(55.9)	371.1	(42.4)
Less: net (income) loss attributable to ProFrac Predecessor	—	(73.6)	42.4
Less: net income attributable to redeemable noncontrolling interests	(41.8)	(206.0)	—
Net income (loss) attributable to ProFrac Holding Corp.	$(97.7)	$91.5	$—
Net income (loss) attributable to Class A common shareholders	$(107.5)	$91.5	$—

Earnings (loss) per Class A common share (basic and diluted)	$(0.82)	$2.06	$—

Weighted average Class A common shares outstanding:
Basic	130.9	44.3	—
Diluted	130.9	44.5	—

The accompanying notes are an integral part of these condensed financial statements.

ProFrac Holding Corp.

PARENT COMPANY STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$(55.9)	$371.1	$(42.4)
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in loss (income) of subsidiaries, net of tax	56.9	(376.4)	42.4
Deferred tax expense	—	3.9	—
Distributions received from ProFrac Holdings, LLC	0.7	4.3	—
Changes in operating assets and liabilities:
Income tax receivable	2.7	(3.0)	—
Income tax payable	(0.1)	0.1	—
Net cash provided by operating activities	4.3	—	—

Cash flows from investing activities:
Contributions to ProFrac Holdings, LLC	(53.2)	(228.8)	—
Net cash used in investing activities	(53.2)	(228.8)	—

Cash flows from financing activities:
Proceeds from issuance of Series A preferred stock	50.0	—	—
Payment of Series A preferred stock issuance costs	(1.1)	—	—
Proceeds from issuance of common stock	—	329.1	—
Payment of common stock issuance costs	—	(27.4)	—
Payment of THRC related equity	—	(72.9)	—
Net cash provided by financing activities	48.9	228.8	—

Net increase in cash, cash equivalents, and restricted cash	—	—	—
Cash, cash equivalents, and restricted cash beginning of period	—	—	—
Cash, cash equivalents, and restricted cash end of period	$—	$—	$—

Supplemental cash flow information:
Cash payments (refunds received) for income taxes, net	$(3.6)	$4.3	$—

The accompanying notes are an integral part of these condensed financial statements.

ProFrac Holding Corp.

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

ProFrac Holding Corp. (“ProFrac Corp.”) is a holding company with substantially all of its assets and operations held by ProFrac Holdings, LLC (“ProFrac LLC”), which is a vertically integrated and innovation-driven energy services company providing hydraulic fracturing, completion services and other complementary products and services to leading upstream oil and gas companies engaged in the exploration and production of North American unconventional oil and natural gas resources.

Mr. Dan Wilks and Mr. Farris Wilks are brothers and are the founders and principal stockholders of the Company. Their sons, Mr. Matthew D. Wilks and Mr. Johnathan Ladd Wilks, are the Company’s Executive Chairman and Chief Executive Officer, respectively. In the normal course of business, we enter into transactions with related parties where Mr. Dan Wilks and Mr. Farris Wilks and entities owned by or affiliated with them (collectively, the “Wilks Parties”) hold a controlling financial interest. See “Notes to the Consolidated Financial Statements—Note 16 – Related Party Transactions” included in the Company’s Annual Report on Form 10-K for further discussion of these related party transactions.

Basis of Presentation

These condensed parent company financial statements reflect the unconsolidated financial position of ProFrac Corp. as the parent company to ProFrac LLC. Given that certain of our subsidiaries are restricted in their ability to transfer funds to us as a result of their debt covenants, we have prepared these condensed parent company financial statements in accordance with Rules 5-04 and 12-04 of Regulation S-X, as the restricted net assets of ProFrac LLC and its consolidated subsidiaries exceed 25% of the consolidated net assets of ProFrac Corp. This information should be read in conjunction with the consolidated financial statements and the accompanying notes of ProFrac Corp. included in the Company’s Annual Report on Form 10-K. For purposes of these condensed financial statements, the Company’s majority owned subsidiaries are recorded based upon its proportionate share of the subsidiaries’ net assets.

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

The condensed parent company financial statements presented herein are those of ProFrac Corp. subsequent to the corporate reorganization on May 17, 2022, and ProFrac LLC before that date. In these notes to parent company financial statements, ProFrac Corp. and ProFrac LLC together are also referred to as “we,” “us,” “our,” or the “Company” and ProFrac LLC is also referred to as “ProFrac Predecessor.” For all periods presented, the parent company financial statements presented herein include the controlled subsidiaries of ProFrac LLC, which include Best Pump & Flow LP (“Best Flow”) and Alpine Silica, LLC (“Alpine”).

Prior to December 21, 2021, the Wilks Parties held a controlling interest in each of ProFrac LLC, Best Flow and Alpine. Historical periods for ProFrac Predecessor had been presented on a consolidated and combined basis given the common control ownership by the Wilks Parties. On December 21, 2021, all of the then-outstanding membership interests in Best Flow and Alpine were contributed to ProFrac LLC in exchange for membership interests in ProFrac LLC. Accordingly, the results for the year ended December 31, 2021 have been retrospectively adjusted to present the operations of ProFrac LLC, Best Flow and Alpine on a combined basis. The acquisitions of Best Flow and Alpine have been accounted for in a manner consistent with the pooling of interest method of accounting, as the transaction was a combination of entities under common control. Under this method of accounting, the parent company statements of operations and parent company statements of cash flows have been adjusted to include all activities of the commonly controlled groups for all periods in which common control existed.

Initial Public Offering

In the second quarter of 2022, ProFrac Corp. completed its IPO of 18.2 million shares of its Class A common stock, par value $0.01 per share (the “Class A Common Stock”) at a public offering price of $18.00 per share, which generated combined net proceeds of $301.7 million, after deducting underwriter discounts and commissions and estimated offering costs. The Company used $72.9 million of the net proceeds to redeem the membership ownership interests from the then-existing owners of THRC FTSI Related Equity (as defined in “Notes to the Consolidated Financial Statements – Note 4 – Business Combinations” included in the Company’s Annual Report on Form 10-K) and contributed the remaining proceeds to ProFrac LLC.

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

In April 2023, all the eligible holders of the Units (the “Redeeming Members”) submitted redemption notices with respect to all of their Units, representing an aggregate of 104.2 million ProFrac LLC units (the “Redeemed Units”), together with the surrender and delivery of the same number of shares of our Class B common stock. The Redeeming Members include entities owned or affiliated with ProFrac Corp.'s controlling stockholders, Mr. Dan Wilks and Mr. Farris Wilks, as well as Mr. Matthew D. Wilks, our Executive Chairman, an entity affiliated with Mr. Johnathan L. Wilks, our Chief Executive Officer, and Mr. Coy Randle, a member of our board of directors.

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

2. PREFERRED STOCK

For details regarding our preferred stock, see “Notes to the Consolidated Financial Statements—NOTE 8 – Preferred Stock” included in the Company’s Annual Report on Form 10-K.

3. INCOME TAXES

For details regarding income taxes, see “Notes to the Consolidated Financial Statements—NOTE 11 – Income Taxes” included in the Company’s Annual Report on Form 10-K.

4. COMMITMENTS AND CONTINGENCIES

For details regarding contingencies related to litigation, see "Notes to the Consolidated Financial Statements—NOTE 13 – Commitments and Contingencies" included in the Company’s Annual Report on Form 10-K. For details regarding guarantees of certain debt instruments of our indirectly owned subsidiaries and our consolidated schedule of debt maturities, see "Notes to the Consolidated Financial Statements—NOTE 6 – Debt" included in the Company’s Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROFRAC HOLDING CORP.

Date: April 15, 2024	By:	/s/ Matthew D. Wilks
Name: Matthew D. Wilks
Title: Executive Chairman and Director (Principal Executive Officer)