Form 10-Q
period 2024-03-31
ProFrac Holding Corp.
filed 2024-05-10
CIK 1881487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 6, 2024, the registrant had 159,936,049 shares of Class A common stock outstanding.

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
•
the political environment in oil and natural gas producing regions, including uncertainty or instability resulting from civil disorder, terrorism or war, such as the ongoing war between Russia and Ukraine and the war between Israel and Hamas, and the global response to such hostilities, which may negatively impact our operating results;
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
•
the effects of future litigation.

Our forward-looking statements speak only as of the date they were made and, except as required by law, we undertake no obligation to update, amend or clarify any forward-looking statements because of new information, future events or other factors. All of our forward-looking information involves risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of the risk factors identified in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 (the "Annual Report").

PART I

ITEM 1. FINANCIAL STATEMENTS

ProFrac Holding Corp.

Condensed Consolidated Balance Sheets

(in millions, except per share amounts or where otherwise noted)

(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$28.3	$25.3
Accounts receivable, net	381.8	346.1
Accounts receivable — related party, net	11.9	6.8
Inventories	219.8	236.6
Prepaid expenses and other current assets	22.8	23.3
Total current assets	664.6	638.1
Property, plant, and equipment (net of accumulated depreciation of $1,083.8 and $1,010.2, respectively)	1,689.8	1,779.0
Operating lease right-of-use assets, net	77.7	87.2
Goodwill	342.3	325.9
Intangible assets, net	164.7	173.5
Investments ($24.9 and $23.4 at fair value, respectively)	30.4	28.9
Deferred tax assets	0.1	0.3
Other assets	37.4	37.8
Total assets	$3,007.0	$3,070.7

LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$281.8	$319.0
Accounts payable — related party	16.6	21.9
Accrued expenses	89.0	65.6
Current portion of long-term debt	136.4	126.4
Current portion of operating lease liabilities	19.6	24.5
Other current liabilities	64.4	84.1
Other current liabilities — related party	15.8	7.4
Total current liabilities	623.6	648.9
Long-term debt	895.1	923.5
Long-term debt — related party	17.1	18.6
Operating lease liabilities	63.2	67.8
Tax receivable agreement liability	64.8	68.1
Other liabilities	9.6	15.2
Total liabilities	1,673.4	1,742.1
Commitments and contingencies (NOTE 9)
Mezzanine equity:
Series A redeemable convertible preferred stock, $0.01 par value, 50 thousand shares authorized, issued and outstanding	59.9	58.7

Stockholders' equity:
Preferred stock, $0.01 par value, 50.0 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.01 par value, 600.0 shares authorized, 159.6 and 159.4 shares issued and outstanding, respectively	1.5	1.5
Class B common stock, $0.01 par value, 400.0 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	1,227.2	1,225.4
Accumulated deficit	(15.4)	(16.0)
Accumulated other comprehensive income	0.3	0.3
Total stockholders' equity attributable to ProFrac Holding Corp.	1,213.6	1,211.2
Noncontrolling interests	60.1	58.7
Total stockholders' equity	1,273.7	1,269.9
Total liabilities, mezzanine equity, and stockholders' equity	$3,007.0	$3,070.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProFrac Holding Corp.

Condensed Consolidated Statements of Operations

(in millions, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Services	$505.4	$786.7
Product sales	76.1	70.8
Total revenues	581.5	857.5

Operating costs and expenses:
Cost of revenues, exclusive of depreciation, depletion and amortization	373.7	545.9
Selling, general, and administrative	50.6	77.9
Depreciation, depletion and amortization	112.8	110.3
Acquisition and integration costs	0.2	12.3
Other operating expense, net	4.3	4.4
Total operating costs and expenses	541.6	750.8

Operating income	39.9	106.7

Other income (expense):
Interest expense, net	(37.6)	(34.9)
Gain (loss) on extinguishment of debt	(0.8)	4.1
Other income (expense), net	1.8	(9.4)
Income before income taxes	3.3	66.5
Income tax expense	(0.3)	(6.7)
Net income	3.0	59.8
Less: net loss attributable to ProFrac Predecessor	—	—
Less: net (income) loss attributable to noncontrolling interests	(1.2)	4.2
Less: net income attributable to redeemable noncontrolling interests	—	(42.0)
Net income attributable to ProFrac Holding Corp.	$1.8	$22.0
Net income attributable to Class A common shareholders	$0.6	$22.0

Earnings per Class A common share (basic and diluted)	$0.00	$0.40

Weighted average Class A common shares outstanding:
Basic	159.5	54.5
Diluted	159.8	54.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProFrac Holding Corp.

Condensed Consolidated Statement of Comprehensive Income

(in millions)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$3.0	$59.8
Other comprehensive income:
Foreign currency translation adjustments	—	0.3
Comprehensive income	3.0	60.1
Less: comprehensive (income) loss attributable to noncontrolling interest	(1.2)	4.1
Less: comprehensive income attributable to redeemable noncontrolling interest	—	(42.1)
Comprehensive income attributable to ProFrac Holding Corp.	$1.8	$22.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProFrac Holding Corp.

Condensed Consolidated Statements of Changes in Equity

(in millions)

(Unaudited)

	Class A Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Interests	Equity
Balance, December 31, 2023	159.4	$1.5	$1,225.4	$(16.0)	$0.3	$58.7	$1,269.9
Net income	—	—	—	1.8	—	1.2	3.0
Stock-based compensation	—	—	1.9	—	—	0.2	2.1
Tax withholding related to net share settlement of equity awards	—	—	(0.1)	—	—	—	(0.1)
Share issuance	0.2	—	—	—	—	—	—
Adjustment of convertible preferred stock to redemption amount	—	—	—	(1.2)	—	—	(1.2)
Balance, March 31, 2024	159.6	$1.5	$1,227.2	$(15.4)	$0.3	$60.1	$1,273.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProFrac Holding Corp.

Condensed Consolidated Statements of Changes in Equity (continued)

(in millions)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated Deficit) Retained	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders' (Deficit)
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Interests	Equity
Balance, December 31, 2022	53.9	$0.5	104.2	$1.0	$—	$(1,185.9)	$—	$72.2	(1,112.2)
Class A shares issued to acquire Producers	0.4	—	—	—	6.2	—	—	—	6.2
Class A shares issued to acquire Performance Proppants	0.3	—	—	—	3.4	—	—	—	3.4
Net income	—	—	—	—	—	22.0	—	(4.2)	17.8
Stock-based compensation	—	—	—	—	0.9	—	—	0.1	1.0
Stock-based compensation related to deemed contribution	—	—	—	—	3.5	—	—	—	3.5
Conversion of Flotek notes to equity	—	—	—	—	—	—	—	12.7	12.7
Foreign currency translation adjustments	—	—	—	—	—	—	0.1	0.1	0.2
Adjustment of redeemable noncontrolling interest to redemption amount	—	—	—	—	(9.2)	1,277.4	—	—	1,268.2
Balance, March 31, 2023	54.6	$0.5	104.2	$1.0	$4.8	$113.5	$0.1	$80.9	$200.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProFrac Holding Corp.

Condensed Consolidated Statements of Cash Flows

(in millions)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$3.0	$59.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	112.8	110.3
Amortization of acquired contract liabilities	(16.5)	(8.1)
Stock-based compensation	2.1	13.1
Loss (gain) on disposal of assets, net	(1.4)	1.5
Non-cash loss (gain) on extinguishment of debt	0.8	(4.1)
Amortization of debt issuance costs	3.2	6.1
Acquisition earnout adjustment	—	(3.0)
Unrealized loss (gain) on investments, net	(1.2)	9.7
Deferred tax expense	0.2	—
Other non-cash items, net	—	0.1
Changes in operating assets and liabilities:
Accounts receivable	(41.2)	(41.9)
Inventories	16.6	(24.7)
Prepaid expenses and other assets	1.4	(1.8)
Accounts payable	(20.3)	136.5
Accrued expenses	23.3	(3.1)
Other liabilities	(3.7)	(16.9)
Net cash provided by operating activities	79.1	233.5

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(443.6)
Investment in property, plant & equipment	(59.9)	(83.2)
Proceeds from sale of assets	6.6	1.0
Net cash used in investing activities	(53.3)	(525.8)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	320.0
Repayments of long-term debt	(37.5)	(18.2)
Borrowings from revolving credit agreements	501.1	406.7
Repayments of revolving credit agreements	(485.2)	(363.0)
Payment of debt issuance costs	(1.1)	(18.4)
Tax withholding related to net share settlement of equity awards	(0.1)	—
Net cash provided by (used in) financing activities	(22.8)	327.1

Net increase in cash, cash equivalents, and restricted cash	3.0	34.8
Cash, cash equivalents, and restricted cash beginning of period	25.3	37.9
Cash, cash equivalents, and restricted cash end of period	$28.3	$72.7

Non-cash investing and financing activities
Capital expenditures included in accounts payable	$22.6	$54.2
Operating lease liabilities incurred from obtaining right-of-use assets	$5.7	$6.1

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

Mr. Dan Wilks and Mr. Farris Wilks are brothers and are the founders and principal stockholders of the Company. Their sons, Mr. Matthew D. Wilks and Mr. Johnathan Ladd Wilks are the Company’s Executive Chairman and Chief Executive Officer, respectively. In the normal course of business, we enter into transactions with related parties where Mr. Dan Wilks and Mr. Farris Wilks and entities owned by or affiliated with them (collectively, the "Wilks Parties") hold a controlling financial interest. See "Note 13. Related Party Transactions" for further information.

Basis of Presentation

The unaudited condensed consolidated financial statements presented herein include the accounts of ProFrac Corp. and those of its subsidiaries that are wholly owned, controlled by it or a variable interest entity ("VIE") where it is the primary beneficiary. Unless the context requires otherwise, the use of the terms "Company," "we," "us," "our" or "ours" in these notes to the unaudited condensed consolidated financial statements refer to ProFrac Corp., together with its consolidated subsidiaries.

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. Accordingly, certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. We believe that the presentations and disclosures herein are adequate to make the information not misleading. The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) for a fair statement of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in Item 8 "Financial Statements and Supplementary Data" of our Annual Report.

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

2. SUPPLEMENTAL BALANCE SHEET INFORMATION

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash are recorded in our unaudited condensed consolidated balance sheet as follows:

	March 31,
	2024	2023
Cash and cash equivalents	$28.3	$69.9
Restricted cash included in prepaid expenses and other current assets	—	2.8
Total cash, cash equivalents, and restricted cash	$28.3	$72.7

Inventories

Inventories are comprised of the following:

	March 31, 2024	December 31, 2023
Raw materials and supplies	$74.6	$84.2
Work in process	21.1	20.5
Finished products and parts	124.1	131.9
Total	$219.8	$236.6

Accrued Expenses

Accrued expenses are comprised of the following:

	March 31, 2024	December 31, 2023
Employee compensation and benefits	$37.2	$22.6
Sales, use, and property taxes	16.8	24.0
Insurance	10.9	10.9
Interest	21.2	5.4
Income taxes	1.6	1.5
Other	1.3	1.2
Total accrued expenses	$89.0	$65.6

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

Other Current Liabilities

Other current liabilities are comprised of the following:

	March 31, 2024	December 31, 2023
Acquired contract liabilities	$35.6	$43.5
Accrued legal contingencies	10.8	20.7
Deferred revenue	3.3	7.3
Tax receivable agreement obligation	6.4	2.8
Other	8.3	9.8
Total other current liabilities	$64.4	$84.1

3. BUSINESS COMBINATIONS

On January 3, 2023, we acquired 100% of the issued and outstanding membership interest of Producers Service Holdings LLC (“Producers”), an employee-owned pressure pumping services provider serving Appalachia and the Mid-Continent, for a total purchase consideration of $36.5 million.

On February 24, 2023, we acquired 100% of the issued and outstanding membership interests in (i) Performance Proppants, LLC, (ii) Red River Land Holdings, LLC, (iii) Performance Royalty, LLC, (iv) Performance Proppants International, LLC, and (v) Sunny Point Aggregates, LLC (together, “Performance Proppants”) for a total purchase consideration of $462.8 million.

We accounted for these acquisitions as business combinations. The following table reflects pro forma revenues and net income for the three months ended March 31, 2023 as if these acquisitions had taken place on January 1, 2022. These unaudited pro forma amounts are not necessarily indicative of results that would have actually been obtained during the periods presented or that may be obtained in the future.

Three Months Ended
(unaudited)	March 31, 2023
Revenues	$882.3
Net income	$67.2

The changes in the carrying amount of goodwill by reportable segment were as follows:

	Stimulation Services	Proppant Production	Manufacturing	Other	Total
Balance, December 31, 2023	$169.7	$74.5	$—	$81.7	$325.9
Adjustment	16.4	—	—	—	16.4
Balance, March 31, 2024	$186.1	$74.5	$—	$81.7	$342.3

The adjustment to goodwill in our stimulation services reportable segment was to correct an immaterial error in the accounting for our acquisition of U.S. Well Services, which decreased property, plant, and equipment and increased goodwill.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

NOTE 4. DEBT

Debt is comprised of the following:

	March 31, 2024	December 31, 2023
ProFrac Holding Corp.:
2029 Senior Notes	$500.0	$520.0
2022 ABL Credit Facility	137.7	117.4
Equify Notes (1)	17.1	18.6
Finance lease obligations	8.1	8.6
Other	8.8	13.8
ProFrac Holding Corp. principal amount	671.7	678.4
Less: unamortized debt discounts, premiums, and issuance costs	(16.5)	(17.4)
Less: current portion of long-term debt	(57.8)	(47.2)
ProFrac Holding Corp. long-term debt, net	597.4	613.8

Alpine Subsidiary:
Alpine 2023 Term Loan	365.0	365.0
Monarch Note	43.8	54.7
Finance lease obligations	1.3	2.1
Alpine principal amount	410.1	421.8
Less: unamortized debt discounts, premiums, and issuance costs	(20.0)	(22.0)
Less: current portion of long-term debt	(75.3)	(71.6)
Alpine long-term debt, net	314.8	328.2

Flotek Subsidiary:
Flotek ABL credit facility	3.1	7.5
Flotek other	0.2	0.2
Flotek principal amount	3.3	7.7
Less: current portion of long-term debt	(3.3)	(7.6)
Flotek long-term debt, net	—	0.1

Consolidated:
Total principal amount	1,085.1	1,107.9
Less: unamortized debt discounts, premiums, and issuance costs	(36.5)	(39.4)
Less: current portion of long-term debt	(136.4)	(126.4)
Total long-term debt	$912.2	$942.1
(1)
Related party debt agreements.

Senior Secured Notes Due 2029

During the three months ended March 31, 2024, we made principal payments of $20.0 million on our 2029 Senior Notes.

ABL Credit Facility

As of March 31, 2024, the maximum availability under the ABL credit facility was limited to our eligible borrowing base of $291.6 million with $137.7 million of borrowings outstanding and $10.1 million of letters of credit outstanding, resulting in approximately $143.8 million of remaining availability.

Monarch Note

During the three months ended March 31, 2024, we made principal payments of $10.9 million on the Monarch Note.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

Equify Note

During the three months ended March 31, 2024, we made principal payments of $1.5 million on the Equify Note.

Debt Compliance

Both the 2029 Senior Notes and the ABL Credit Facility contain certain customary representations and warranties and affirmative and negative covenants. As of March 31, 2024, we were in compliance with these covenants and expect to be compliant for at least the next twelve months.

Commencing with the fiscal quarter ending September 30, 2024, the Alpine 2023 Term Loan contains a covenant requiring Alpine not to exceed a maximum Total Net Leverage Ratio (as defined in the Alpine Term Loan Credit Agreement) of 2.00 to 1.00. This ratio is generally the consolidated total debt of Alpine divided by Alpine's adjusted EBITDA. As a result of Alpine’s lower than expected operating results in the three months ended March 31, 2024, Alpine is closely monitoring compliance with this covenant. While there can be no assurance, Alpine believes that it will be able to meet, modify, or further defer this debt covenant.

Restricted Assets

Our Alpine 2023 Term Loan requires us to segregate collateral associated with our Alpine subsidiary, which comprises our proppant production segment, and limits our ability to use Alpine's cash or assets to satisfy our obligations or the obligations of our other subsidiaries. We also have limited ability to provide Alpine with liquidity to satisfy its obligations. See “Note 12. Business Segments” for certain financial information for Alpine.

NOTE 5. REVENUE FROM CONTRACTS WITH CUSTOMERS

We believe that disaggregating our revenue by reportable segment in "Note 12. Business Segments" provides the information necessary to understand the nature, amount, timing and uncertainty of our revenues and cash flows.

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

In the accounting for prior business combinations, we recorded off-market contract liabilities. During the three months ended March 31, 2024 and 2023, we recorded amortization of $13.6 million and $8.1 million, respectively, related to these contract liabilities to revenue. As of March 31, 2024, our off-market contract liabilities amounted to $37.5 million and the related estimated future amortization to revenue is $29.9 million for the remainder of 2024, and $7.6 million in 2025.

Performance Obligations

Certain of our Proppant Production contracts contain multiple performance obligations to provide a minimum quantity of proppant products to our customers in future periods. For these contracts, the transaction price is allocated to each performance obligation at estimated selling prices and we recognize revenue as we satisfy these performance obligations. As of March 31, 2024, the aggregate amount of transaction price allocated to unsatisfied performance obligations was $231.3 million, and we expect to perform these obligations and recognize revenue of $129.8 million for the remainder of 2024, $43.5 million in 2025, $43.5 million in 2026, $14.5 million in 2027.

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

NOTE 6. OTHER OPERATING EXPENSE, NET

Other operating expense, net is comprised of the following:

	Three Months Ended March 31,
	2024	2023
(Gain) loss on disposal of assets	$(1.4)	$1.5
Litigation expenses and accruals for legal contingencies	4.8	5.8
Severance charges	0.7	—
Supply commitment charge	0.2	—
Acquisition earnout adjustments	—	(3.0)
Provision for credit losses, net of recoveries	—	0.1
Total	$4.3	$4.4

(Gain) loss on disposal of assets, net consists of gains and losses on the sale of excess property, early equipment failures and other asset dispositions.

Litigation expenses and accruals for legal contingencies generally represent legal and professional fees incurred in litigation as well as estimates for loss contingencies with regards to certain vendor disputes and litigation matters. In the periods presented, these costs represent litigation costs incurred in connection with a patent infringement lawsuit against Halliburton. See "Note 9. Commitments and Contingencies" for a discussion of significant litigation matters.

Severance charges in the three months ended March 31, 2024 relate to the departure of an executive.

The acquisition earnout adjustment in the three months ended March 31, 2023 represents a decrease in the fair value of the contingent consideration related to our acquisition of REV Energy Holdings, LLC in December 2022.

NOTE 7. INCOME TAXES

We record income taxes for interim periods based on an estimated annual effective tax rate. The estimated annual effective rate is recomputed on a quarterly basis and may fluctuate due to changes in forecasted annual operating income, positive or negative changes to the valuation allowance for net deferred tax assets and changes to actual or forecasted permanent book to tax differences. Our effective tax rate for the three months ended March 31, 2024 was 9.1%, compared with 10.1% in the same period in 2023. In 2024, the difference between our effective tax rate and the federal statutory rate related to changes in the valuation allowance on our net deferred tax assets. In 2023, the difference between our effective tax rate and the federal statutory rate related to changes in the valuation allowance on our net deferred tax assets and to the income that was earned within the financial statement consolidated group that is not subject to tax within the financial statement consolidated group.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

NOTE 8. EARNINGS PER SHARE

The calculation of earnings per share ("EPS") for our Class A common stock is as follows:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income attributable to ProFrac Holding Corp.	$1.8	$22.0
Adjust Series A preferred stock to its maximum redemption value	(1.2)	—
Net income used for basic earnings per Class A common share	0.6	22.0
Net income reallocated to dilutive Class A common shares	—	0.1
Net income used for diluted earnings per Class A common share	$0.6	$22.1

Denominator:
Weighted average Class A common shares	159.5	54.5
Dilutive potential of employee restricted stock units	0.3	0.4
Weighted average Class A common shares — diluted	159.8	54.9

Basic and diluted earnings per Class A common share	$0.00	$0.40

The dilutive potential of employee restricted stock units is calculated using the treasury stock method.

The dilutive potential of our Preferred Stock is calculated using the if-converted method. At March 31, 2024, there were 2.6 million common stock equivalents related to Preferred Stock that were not included in diluted earnings per share because the effect of their inclusion would be antidilutive.

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

Halliburton Energy Services, Inc., Halliburton US Technologies, Inc., and Halliburton Group Technologies, Inc. (collectively, “Halliburton”) v. U.S. Well Services, LLC (“USWS”)

In September 2022, Halliburton filed two patent infringement suits against USWS in United States District Court for the Western District of Texas Waco Division. In the first lawsuit, Halliburton alleges willful infringement of three of its previously asserted patents as well as five additional U.S. patents. In the second lawsuit, Halliburton alleges willful infringement of two of its previously asserted patents as well as five additional U.S. patents. Both lawsuits allege infringement based on all of USWS and ProFrac LLC's fleets. The two lawsuits are scheduled together and set for trial in August 2024.

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

NOTE 10. VARIABLE INTEREST ENTITY

Through a contractual relationship, we have the power to appoint directors to the board of directors of Flotek Industries, Inc. ("Flotek"). Because we have this power through a contract and not through our direct equity interest in Flotek, Flotek meets the definition of a variable interest entity ("VIE"). Furthermore, we are the primary beneficiary of the VIE due to our ability to appoint four of seven directors to Flotek’s board of directors. Accordingly, we have consolidated the operating results, assets and liabilities of Flotek. As of March 31, 2024, we owned approximately 50.8% of Flotek's outstanding common stock.

As of March 31, 2024 and December 31, 2023, $57.6 million and $62.7 million, respectively, of Flotek's assets and $51.9 million and $55.5 million, respectively, of Flotek's liabilities are included in our unaudited condensed consolidated balance sheets. These amounts are exclusive of goodwill and are after intercompany eliminations. The assets of Flotek can only be used to settle its obligations and the creditors of Flotek have no recourse to our assets. Our exposure to Flotek is generally limited to the carrying value of our equity and variable interest.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS

Recurring Measurements

Our assets and liabilities measured at fair value on a recurring basis consist of the following:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
March 31, 2024:
Assets — Investment in BPC	$—	$—	$24.9

Liabilities — Munger make-whole provision	$—	$—	$7.8

December 31, 2023:
Assets — Investment in BPC	$—	$—	$23.4

Liabilities — Munger make-whole provision	$—	$—	$7.5

We have elected the fair value option to account for our investment in Basin Production and Completion LLC ("BPC") due to the complexities of the terms of the equity investment. The significant unobservable inputs used in the fair value measurement, which was valued using the income approach and the market approach, are forecasted results and a weighted-average cost of capital. The fair value of this asset is classified as investments in our unaudited condensed consolidated balance sheets. The gains and losses from fair value changes are classified as other income (expense), net in our unaudited condensed consolidated statements of operations.

The fair value of the Munger make-whole provision was estimated using a Black-Scholes model. The significant unobservable inputs used in the fair value measurement are the risk-free rate and volatility. At March 31, 2024, the expiration date of the Munger make-whole provision was set to expire in May 2024. In May 2024, the expiration date of the Munger make-whole provision was extended until May 2025.

The following is a reconciliation of our recurring Level 3 fair value measurements:

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$15.9	$46.6
Change in fair value of Level 3 fair value measurements	1.2	(6.3)
Balance at end of period	$17.1	$40.3

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

The carrying amounts of our term loan facility and ABL credit facility approximate fair value due to the variable interest rate. The fair value of our fixed rate debt, which includes the Monarch note and the Equify note was as follows:

	March 31, 2024	December 31, 2023
Carrying amount of fixed rate debt	$62.6	$74.7
Fair value of fixed rate debt	$61.0	$74.3

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

Intersegment transactions are intended to be at estimated market prices. Intersegment revenues for the proppant production segment were 31% and 32% in the three months ended March 31, 2024 and 2023, respectively. Intersegment revenues for the manufacturing segment were 78% and 95% in the three months ended March 31, 2024 and 2023, respectively.

Revenue to external customers for the stimulation services segment are classified as service revenue on our unaudited condensed consolidated statements of operations. Revenue to external customers for the proppant production segment, the manufacturing segment, and our other business activities represent product sales for these businesses and are classified as such on our unaudited condensed consolidated statements of operations.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

Summarized financial information for our reportable segments is as follows:

	Stimulation Services	Proppant Production	Manufacturing	Other	Eliminations	Total
Three Months Ended March 31, 2024:
Revenue
External customers — services	$505.4	$—	$—	$—	$—	$505.4
External customers — product sales (1)	—	53.3	9.6	13.2	—	76.1
Intercompany (2)	11.9	24.4	33.9	28.5	(98.7)	—
Total Revenue	$517.3	$77.7	$43.5	$41.7	$(98.7)	$581.5

Adjusted EBITDA (3) (4)	$125.0	$28.4	$4.4	$3.6	$(1.7)	$159.7
Depreciation, depletion and amortization	92.9	18.0	1.1	0.8	—	112.8
Investment in property, plant & equipment	52.7	6.4	0.6	0.2	—	59.9

As of March 31, 2024:
Cash and cash equivalents	$5.8	$14.0	$3.3	$5.2	$—	$28.3
Total current assets	504.9	172.8	170.8	71.3	(255.2)	664.6
Property, plant, and equipment, net	805.7	847.5	19.4	17.2	—	1,689.8
Total assets (5)	2,465.4	1,143.2	253.2	187.8	(1,042.6)	3,007.0
Current portion of long-term debt	56.8	75.3	1.0	3.3	—	136.4
Long-term debt	594.7	314.8	2.7	—	—	912.2
Total liabilities	1,380.0	214.2	207.5	51.9	(180.2)	1,673.4

Three Months Ended March 31, 2023:
Revenue
External customers — services	$786.7	$—	$—	$—	$—	$786.7
External customers — product sales (1)	—	55.8	3.4	11.6	—	70.8
Intercompany	3.5	26.4	63.7	37.6	(131.2)	—
Total Revenue	$790.2	$82.2	$67.1	$49.2	$(131.2)	$857.5

Adjusted EBITDA (3)	$205.7	$41.3	$8.0	$(7.9)	$—	$247.1
Depreciation, depletion and amortization	96.1	12.4	1.0	0.8	—	110.3
Investment in property, plant & equipment	74.9	7.7	0.4	0.2	—	83.2

As of December 31, 2023:
Cash and cash equivalents	$1.3	$17.7	$0.4	$5.9	$—	$25.3
Total current assets	445.8	181.2	164.7	70.6	(224.2)	638.1
Property, plant, and equipment, net	881.6	859.8	19.8	17.8	—	1,779.0
Total assets (5)	2,483.9	1,160.1	243.9	188.7	(1,005.9)	3,070.7
Current portion of long-term debt	46.2	71.6	1.0	7.6	—	126.4
Long-term debt	611.1	328.2	2.7	0.1	—	942.1
Total liabilities	1,404.5	225.7	201.5	55.5	(145.1)	1,742.1

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

(1)
Our proppant production segment recognized noncash revenue associated with acquired contract liabilities of $13.6 million and $8.1 million in the three months ended March 31, 2024 and 2023, respectively. Refer to Item 8 "Financial Statements and Supplementary Data" in our Annual Report for information about our acquired contract liabilities.
(2)
In our other business activities, Flotek recorded $8.7 million of revenue related to contract shortfalls because the stimulation services segment did not purchase the minimum contractual commitment of chemistry products from Flotek.
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
(4)
Adjusted EBITDA for the stimulated services segment included an intercompany supply commitment charge of $8.7 million because this segment did not purchase the minimum contractual commitment of chemistry products from Flotek.
(5)
Total assets for the stimulation services segment includes our investment in BPC, which was $24.9 million and $23.4 million as of March 31, 2024 and December 31, 2023, respectively. The gains and losses associated with this investment are not included in our segment profit measure of adjusted EBITDA.

The following table reconciles Adjusted EBITDA for our reportable segments to net income:

	Three Months Ended March 31,
	2024	2023
Adjusted EBITDA of reportable segments	$159.7	$247.1
Interest expense, net	(37.6)	(34.9)
Depreciation, depletion and amortization	(112.8)	(110.3)
Income tax expense	(0.3)	(6.7)
Gain (loss) on disposal of assets, net	1.4	(1.5)
Gain (loss) on extinguishment of debt	(0.8)	4.1
Acquisition earnout adjustment	—	3.0
Stock-based compensation	(2.1)	(2.9)
Stock-based compensation related to deemed contributions	—	(10.2)
Provision for credit losses, net of recoveries	—	(0.1)
Severance charges	(0.7)	—
Acquisition and integration costs	(0.2)	(12.3)
Litigation expenses and accruals for legal contingencies	(4.8)	(5.8)
Unrealized gain (loss) on investments, net	1.2	(9.7)
Net income	$3.0	$59.8

NOTE 13. RELATED PARTY TRANSACTIONS

In the normal course of business, we have entered into transactions with related parties where the Wilks Parties hold a controlling financial interest. In the three months ended March 31, 2024 and 2023, the Company had related party transactions with the following related party entities:

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
•
Equify Financial, LLC (“Equify Financial”) is a finance company that provides equipment and other financing to its customers, including the Company. Amounts paid to Equify Financial are recorded in interest expense in our unaudited condensed consolidated statements of operations and repayments of long-term debt in our unaudited condensed consolidated statements of cash flows.
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
•
Wilks Construction Company, LLC (“Wilks Construction”) is a construction company that has built and made renovations to several buildings for us. Amounts paid to Wilks Construction are recorded as capital expenditures in our unaudited condensed consolidated statements of cash flows.
•
3 Twenty-Three, LLC (“3 Twenty-Three”) is a payroll administrator which performs payroll services on behalf of its customers, including us. Amounts paid to 3 Twenty-Three are recorded in cost of revenues, exclusive of depreciation and depletion and selling, general and administrative expenses in our unaudited condensed consolidated statements of operations.
•
Wilks Earthworks, LLC ("Wilks Earthworks") is an oilfield services company that provides mining, wet and dry loading, hauling and other services and equipment to its customers, including us. These payments are recorded in cost of revenues, exclusive of depreciation and depletion, in our unaudited condensed consolidated statements of operations.
•
Carbo Ceramics Inc. (“Carbo”) is a provider of ceramic proppant which will at times purchase conventional proppant from us to act as a broker for its customers. Additionally, we will at times purchase manufactured proppant from Carbo for the stimulation services segment.
•
Cisco Aero, LLC ("AERO") is a private aviation company. Amounts paid to AERO are recorded as selling, general and administrative expenses in our unaudited condensed consolidated statements of operations.
•
FHE USA LLC (“FHE”) is a subsidiary of BPC that provides production and well completion equipment used at the wellsite. Amounts paid to FHE are recorded as capital expenditures in our unaudited condensed consolidated statements of cash flows.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

The following table summarizes revenue from related parties:

	Three Months Ended March 31,
	2024	2023
Flying A	$5.2	$1.5
Carbo	—	0.7
Total	$5.2	$2.2

The following table summarizes expenditures with related parties:

	Three Months Ended March 31,
	2024	2023
Automatize	$21.3	$43.3
FHE	—	0.9
Wilks Brothers	2.1	6.3
Related Lessors	3.2	2.5
Wilks Construction	—	4.9
Wilks Earthworks	1.6	1.5
Equify Financial	2.1	2.2
Carbo	0.3	0.7
Total	$30.6	$62.3

The following table summarizes accounts receivable–related party:

	March 31, 2024	December 31, 2023
Flying A	$11.1	$5.9
Carbo	0.5	0.5
Interstate	0.3	0.4
Total accounts receivable — related party	$11.9	$6.8

The following table summarizes accounts payable–related party:

	March 31, 2024	December 31, 2023
Automatize	$10.8	$11.6
Wilks Brothers	5.4	7.8
Wilks Earthworks	0.1	1.1
Related Lessors	0.1	0.1
Equify	—	0.3
Carbo	0.2	1.0
Total accounts payable — related party	$16.6	$21.9

In June 2023, we arranged to sell certain surplus equipment and inventory components and to assign certain pre-orders for equipment to Flying A, at prices which we believe to be fair market value, for a total consideration of $36.3 million. We received the proceeds from this transaction in June 2023. Subsequent to June 30, 2023, Flying A requested changes to the mix of the assets being sold to it by the Company without altering the total consideration, and the Company and Flying A agreed to add to the transaction agreement a most favored nation clause on pricing and a condition to closing that the Company’s Audit Committee approve the final mix of assets to be transferred to Flying A. We delivered $28.9 million of these components to Flying A in 2023. In January 2024, we agreed to sell $8.4 million of additional equipment to Flying A under similar terms. We received the proceeds from this additional transaction in January 2024 and expect to deliver all remaining components to Flying A in 2024. We accounted for the unapplied proceeds from these transactions as related party deposits presented as "Other current liabilities - related party" in our unaudited condensed consolidated balance sheets.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

NOTE 14. SUBSEQUENT EVENTS

In April 2024, we acquired all of the remaining equity interests of BPC. Consideration transferred for this acquisition included approximately $6 million of cash for the common equity, $11 million of cash to repay certain of BPC’s debt obligations, and the assumption of $6 million of BPC’s debt obligations. The accounting for this acquisition is in process.

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

Summary Financial Results

•
Total revenue for the three months ended March 31, 2024, was $581.5 million, which represented a decrease of $276.0 million from the same period in 2023.
•
Net income attributable to ProFrac Holding Corp. for the three months ended March 31, 2024, was $1.8 million, which represented a decrease of $20.2 million from the same period in 2023.
•
Cash provided by operating activities for the three months ended March 31, 2024, was $79.1 million, a decrease of $154.4 million from the same period in 2023.
•
Total principal amount of long-term debt was $1,085.1 million at March 31, 2024, a decrease of $22.8 million from December 31, 2023.

2024 Developments

•
In April 2024, we acquired all of the remaining equity interests of BPC. Consideration transferred for this acquisition included approximately $6 million of cash for the common equity, $11 million of cash to repay certain of BPC’s debt obligations, and the assumption of $6 million of BPC’s debt obligations.

Results of Operations

Revenues

Revenues by reportable segment are as follows:

	Three Months Ended March 31,
	2024	2023
Revenues
Stimulation services	$517.3	$790.2
Proppant production	77.7	82.2
Manufacturing	43.5	67.1
Other	41.7	49.2
Eliminations	(98.7)	(131.2)
Total revenues	$581.5	$857.5

Stimulation Services. Stimulation services revenues for the three months ended March 31, 2024 decreased $272.9 million, or 35%, from the same period in 2023. This decrease was primarily attributable to an increase in the portion of customers who provided their own proppant and chemistry, lower average pricing for our services, and a lower number of average active fleets in 2024. These decreases were partially offset by increased utilization of our active fleets in 2024.

Proppant Production. Proppant production revenues for the three months ended March 31, 2024 decreased $4.5 million, or 5%, from the same period in 2023. The decrease was primarily attributable to lower average prices for products sold, which was partially offset by an increase in volumes sold. Additionally, the acquisition of Performance Proppants contributed approximately one month of revenue in the three months ended March 31, 2023. Revenue recognized for the amortization of acquired off-market contracts for the three months ended March 31, 2024 and 2023 was $13.6 and $8.1 million, respectively. Refer to Item 8 "Financial Statements and Supplementary Data" in our Annual Report for information about our acquired contract liabilities. During the three months ended March 31, 2024, approximately 31% of the Proppant Production segment's revenues were intercompany, compared with 32% in the same period last year.

Manufacturing. Manufacturing revenues for the three months ended March 31, 2024 decreased by $23.6 million, or 35%, from the same period in 2023. This decrease was attributable to lower intercompany demand for manufacturing products due to our lower average active fleets in 2024. During the three months ended March 31, 2024, approximately 78% of the Manufacturing segment's revenues were intercompany, compared with 95% in the same period last year.

Other. Other revenues for the three months ended March 31, 2024 decreased by $7.5 million from the same period in 2023. This decrease was primarily attributable to lower intercompany demand for chemistry products. This decrease was partially offset by $8.7 million of intercompany revenue related to contract shortfalls because the stimulation services segment did not purchase the minimum contractual commitment of chemistry products from Flotek. During the three months ended March 31, 2024, approximately 68% of other revenue was intercompany, compared with 76% in the same period last year.

Cost of Revenues

Cost of revenues by reportable segment is as follows:

	Three Months Ended March 31,
	2024	2023
Cost of revenues, exclusive of depreciation, depletion, and amortization:
Stimulation services	$362.9	$538.1
Proppant production	42.1	38.2
Manufacturing	33.8	55.1
Other	32.0	45.7
Eliminations	(97.1)	(131.2)
Total cost of revenues, exclusive of depreciation, depletion, and amortization	$373.7	$545.9

Stimulation Services. Stimulation services cost of revenues for the three months ended March 31, 2024 decreased by $175.2 million, or 33%, from the same period in 2023. This decrease was primarily attributable to a decrease in average active fleets and decreased volume of fracturing materials in 2024. In the first quarter of 2024, cost of revenues for this segment included an intercompany supply commitment charge of $8.7 million because the stimulation services segment did not purchase the minimum contractual commitment of chemistry products from Flotek.

Proppant Production. Proppant production cost of revenues for the three months ended March 31, 2024 increased by $3.9 million, or 10%, from the same period in 2023. This increase was primarily attributable to increased volumes sold in 2024. Additionally, the acquisition of Performance Proppants contributed approximately one month of costs in the three months ended March 31, 2023.

Manufacturing. Manufacturing cost of revenues for the three months ended March 31, 2024 decreased by $21.3 million, or 39%, from the same period in 2023. This decrease was primarily attributable to decreased volumes of products sold in 2024.

Other. Other cost of revenues for the three months ended March 31, 2024 decreased by $13.7 million, or 30% from the same period in 2023. This decrease was primarily attributable to decreased volumes of product sold and lower freight costs in 2024.

Selling, General and Administrative

Selling, general and administrative expenses are comprised of the following:

	Three Months Ended March 31,
	2024	2023
Selling, general and administrative:
Selling, general and administrative, excluding stock-based compensation	$48.5	$64.8
Stock-based compensation related to deemed contributions	—	10.2
Stock-based compensation	2.1	2.9
Total selling, general and administrative	$50.6	$77.9

Selling, general and administrative expenses, excluding stock-based compensation for the three months ended March 31, 2024 decreased by $16.3 million, or 25%, from the same period in 2023. This decrease was primarily due to the achievement of acquisition synergies, primarily reduced headcount, in the second half of 2023.

Depreciation, Depletion, and Amortization

Depreciation, depletion, and amortization for the three months ended March 31, 2024 was consistent with the same period in 2023.

Acquisition and Integration Costs

Acquisition and integration costs primarily relate to professional fees, severance and other costs associated with our acquisition and integration activities. These costs for the three months ended March 31, 2024 decreased by $12.1 million from the same period in 2023.

Other Operating Expense, Net

The following table summarizes our other operating expenses, net:

	Three Months Ended March 31,
	2024	2023
(Gain) loss on disposal of assets	$(1.4)	$1.5
Litigation expenses and accruals for legal contingencies	4.8	5.8
Severance charges	0.7	—
Supply commitment charge	0.2	—
Acquisition earnout adjustments	—	(3.0)
Provision for credit losses, net of recoveries	—	0.1
Total	$4.3	$4.4

(Gain) loss on disposal of assets, net consists of gains and losses on the sale of excess property, early equipment failures and other asset dispositions.

Litigation expenses and accruals for legal contingencies generally represent legal and professional fees incurred in litigation as well as estimates for loss contingencies with regards to certain vendor disputes and litigation matters. In the periods presented, these costs represent litigation costs incurred in connection with a patent infringement lawsuit against Halliburton. See "Note 9. Commitments and Contingencies" for a discussion of significant litigation matters.

Severance charges in the three months ended March 31, 2024 relate to the departure of an executive.

The acquisition earnout adjustment in the three months ended March 31, 2023 represents a decrease in the fair value of the contingent consideration related to our acquisition of REV in December 2022.

Interest Expense, Net

Interest expense, net of interest income, for the three months ended March 31, 2024 was $37.6 million compared with $34.9 million in the same period in 2023. This increase was due to higher average interest rates for our variable rate debt in 2024, which was partially offset by lower average long-term debt balances.

Gain (Loss) on Extinguishment of Debt

In the three months ended March 31, 2023, we recognized a net gain of $4.1 million, which was primarily due to the forgiveness of Flotek's Paycheck Protection Program loan.

Other (Expense) Income, Net

For the three months ended March 31, 2024 we recognized income of $1.8 million compared with a loss of $9.4 million in the same period in 2023. The 2024 income was primarily attributable to an increase in the fair value of our investment in BPC. The 2023 loss was primarily attributable to a decrease in the fair value of our investment in BPC and the change in fair value of our Munger make-whole provision.

Income Taxes

Income taxes were $0.3 million and $6.7 million for the three months ended March 31, 2024 and 2023, respectively. Our effective tax rate for the three months ended March 31, 2024 was 9.1%, compared with 10.1% in the same period in 2023.

In 2024, the difference between our effective tax rate and the federal statutory rate related to changes in the valuation allowance on our net deferred tax assets. In 2023, the difference between our effective tax rate and the federal statutory rate related to changes in the valuation allowance on our net deferred tax assets and to the income that was earned within the financial statement consolidated group that is not subject to tax within the financial statement consolidated group.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity are cash flows from operations and availability under our revolving credit facility. While Flotek is included in our unaudited condensed consolidated financial statements, we do not have the ability to access or use Flotek’s cash or liquidity in our operations and, accordingly, have excluded Flotek’s cash and other sources of liquidity from the following discussion of our liquidity and capital resources. See "Note 10. Variable Interest Entity" in the notes to our unaudited condensed consolidated financial statements for discussion of our ownership of Flotek.

Our Alpine 2023 Term Loan requires us to segregate collateral associated with Alpine and limits our ability to use Alpine's cash or assets to satisfy our obligations or the obligations of our other subsidiaries. We also have limited ability to provide Alpine with liquidity to satisfy its obligations. Refer to our Annual Report and "Note 4. Debt" in the notes to our unaudited condensed consolidated financial statements for more information regarding the Alpine 2023 Term Loan.

At March 31, 2024, we had $23.1 million of cash and cash equivalents, excluding Flotek, and $143.8 million available for borrowings under our revolving credit facility, which resulted in a total liquidity position of $166.9 million. Refer to our Annual Report for more information regarding our revolving credit facility.

We believe that our cash and cash equivalents, cash provided by operations and the availability under our revolving credit facility will be sufficient to fund our capital expenditures and satisfy our debt obligations for at least the next 12 months. If we pursue additional acquisitions during 2024, we will likely need to raise additional debt and/or equity financing to fund them. There is no assurance we could do that on favorable terms, if at all.

Cash Flows

Cash flows provided by (used in) each type of activity were as follows:

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$79.1	$233.5
Investing activities	(53.3)	(525.8)
Financing activities	(22.8)	327.1
Net change in cash, cash equivalents, and restricted cash	$3.0	$34.8

Operating Activities. Net cash provided by operating activities was $79.1 million and $233.5 million in the three months ended March 31, 2024 and 2023, respectively. Cash flows from operating activities consists of net income or loss adjusted for non-cash items and changes in operating assets and liabilities. Net income or loss adjusted for non-cash items in the three months ended March 31, 2024 resulted in a cash increase of $103.0 million compared with a cash increase of $185.4 million in the same period of 2023. This change was primarily due to lower earnings in 2024. The net change in operating assets and liabilities in the three months ended March 31, 2024 resulted in a cash decrease of $23.9 million compared with a cash increase of $48.1 million in the same period of 2023. This change was primarily due to decreased cash from accounts payable in 2024, which was partially offset by increased cash provided by inventories in 2024.

Investing Activities. Net cash used in investing activities was $53.3 million and $525.8 million in the three months ended March 31, 2024 and 2023, respectively. This change was primarily due to decreased cash used for acquisitions and capital expenditures in 2024.

Financing Activities. Net cash used in financing activities was $22.8 million in the three months ended March 31, 2024, compared with net cash provided by financing activities of $327.1 million for the same period in 2023. Net cash used in 2024 related to debt repayments. Net cash provided in 2023 was primarily attributable to borrowings to fund our acquisition of Performance Proppants.

Cash Requirements

Our material cash requirements have consisted of, and we anticipate will continue to consist of the following:

•
debt service obligations, including interest,
•
capital expenditures,
•
purchase commitments,
•
tax receivable agreement payments, and
•
acquisitions of strategic businesses.

Debt Service Obligations

As of March 31, 2024 we have $1,085.1 million in aggregate principal amount of long-term debt outstanding, with $136.4 million coming due over the next twelve months. For additional information about our long-term debt, see "Note 4. Debt" in the notes to our unaudited condensed consolidated financial statements and Item 8 "Financial Statements and Supplementary Data" in our Annual Report.

Both the 2029 Senior Notes and the ABL Credit Facility contain certain customary representations and warranties and affirmative and negative covenants. As of March 31, 2024, we were in compliance with these covenants.

Commencing with the fiscal quarter ending September 30, 2024, the Alpine 2023 Term Loan contains a covenant requiring Alpine not to exceed a maximum Total Net Leverage Ratio (as defined in the Alpine Term Loan Credit Agreement) of 2.00 to 1.00. This ratio is generally the consolidated total debt of Alpine divided by Alpine's adjusted EBITDA. As a result of Alpine’s lower than expected operating results in the three months ended March 31, 2024, Alpine is closely monitoring compliance with this covenant. While there can be no assurance, Alpine believes that it will be able to meet, modify, or further defer this debt covenant.

Capital Expenditures

The nature of our capital expenditures consists of a base level of investment required to support our current operations and amounts related to growth and company initiatives.

During the three months ended March 31, 2024 our capital expenditures were $59.9 million, consisting of maintenance capital expenditures for our hydraulic fracturing fleet and engine upgrades to convert legacy pumps to next generation technology.

For the full year of 2024, we estimate capital expenditures will range from $150 million to $200 million in maintenance related expenditures and an additional $100 million for growth initiatives across all segments. Currently, growth capital expenditures for 2024 are expected to be related to sand mine improvements and upgrades to our hydraulic fracturing fleet.

We continually evaluate our capital expenditures and the amount that we ultimately spend will depend on a number of factors, including customer demand for new fleets and expected industry activity levels.

Purchase Commitments

As of March 31, 2024, we had purchase commitments of $28.7 million in 2025 for hydraulic fracturing equipment components.

Tax Receivable Agreement

As of March 31, 2024 we have $71.1 million of estimated tax receivable agreement obligations, with an estimated $6.4 million coming due over the next twelve months. This obligation will generally be paid under the tax receivable agreement as the Company realizes actual cash tax savings from the tax benefits covered by the tax receivable agreement in future tax years. We do not expect a significant increase in the estimate of this liability in future periods. For additional information about our tax receivable agreement, please see Item 8 "Financial Statements and Supplementary Data" in our Annual Report.

Commitments and Contingencies

We are currently litigating multiple patent infringement lawsuits against Halliburton. The outcomes of these cases are uncertain and the ultimate resolution of them could have a material adverse effect on our liquidity in the periods in which these matters are resolved. See “Note 9. Commitments and Contingencies” in the notes to our unaudited condensed consolidated financial statements for further discussion.

Acquisitions of Strategic Businesses

Our growth strategy includes potential acquisitions and other strategic transactions. From time to time we enter into non-binding letters of intent as well as binding agreements to make investments or acquisitions. These arrangements may provide for purchase consideration including cash, notes payable by us, equity or some combination, the use of which could impact our liquidity needs. These letters of intent typically are subject to the completion of satisfactory due diligence, the negotiation and resolution of significant business and legal issues, the negotiation, documentation and completion of mutually satisfactory definitive agreements among the parties, the consent of our lenders, our ability to finance any cash payment at closing, and approval of our board of directors. Any binding agreements we may enter typically include customary closing conditions. We cannot guarantee that any such actual or potential transaction would be completed on acceptable terms, if at all.

We have historically funded our acquisitions through issuances of our equity securities and borrowings under our credit agreements. For any future acquisitions, we may utilize borrowings under our ABL credit facility and various financing sources available to us, including the issuance of equity or debt securities through public offerings or private placements, to fund these acquisitions. Our ability to complete future offerings of equity or debt securities and the timing and terms of these offerings will depend on various factors including prevailing market conditions and our financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2024, we held no derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. We are subject to interest rate risk on our variable-rate debt. A 1% increase in interest rates on our variable-rate debt as of March 31, 2024, would increase the annual interest payments for this debt by approximately $10.0 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Executive Chairman (our principal executive officer) and our Chief Financial Officer (our principal financial officer), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Executive Chairman and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Executive Chairman and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

Please refer to the information in "Note 9. Commitments and Contingencies" included in the notes to unaudited condensed consolidated financial statements contained herein.

ITEM 1A. RISK FACTORS

There have been no material changes in the significant risk factors that may affect our business, results of operations or liquidity as described in Item 1A "Risk Factors" in our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company had no sales of unregistered equity securities during the period covered by this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this Quarterly Report.

ITEM 5. OTHER INFORMATION

Securities Trading Plans

During the three months ended March 31, 2024, none of our directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 10, 2024.

ProFrac Holding Corp.

By:	/s/ Matthew D. Wilks
Name: Matthew D. Wilks
Title: Executive Chairman and Director (Principal Executive Officer)

By:	/s/ Lance Turner
Lance Turner
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)