Form 10-Q
period 2024-09-30
ProFrac Holding Corp.
filed 2024-11-06
CIK 1881487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, the registrant had 160,146,602 shares of Class A common stock outstanding.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

ProFrac Holding Corp.

Condensed Consolidated Balance Sheets

(in millions, except per share amounts or where otherwise noted)

(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$25.5	$25.3
Accounts receivable, net	358.2	346.1
Accounts receivable — related party, net	12.8	6.8
Inventories	239.0	236.6
Prepaid expenses and other current assets	44.5	23.3
Total current assets	680.0	638.1
Property, plant, and equipment (net of accumulated depreciation of $1,263.2 and $1,010.2, respectively)	1,825.3	1,779.0
Operating lease right-of-use assets, net	127.1	87.2
Goodwill	302.1	325.9
Intangible assets, net	158.1	173.5
Investments ($23.4 at fair value at December 31, 2023)	7.5	28.9
Deferred tax assets	0.1	0.3
Other assets	35.6	37.8
Total assets	$3,135.8	$3,070.7

LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$356.3	$319.0
Accounts payable — related party	22.4	21.9
Accrued expenses	75.5	65.6
Current portion of long-term debt	171.9	126.4
Current portion of operating lease liabilities	19.5	24.5
Other current liabilities	62.2	84.1
Other current liabilities — related party	6.7	7.4
Total current liabilities	714.5	648.9
Long-term debt	986.7	923.5
Long-term debt — related party	14.6	18.6
Operating lease liabilities	113.4	67.8
Tax receivable agreement liability	68.1	68.1
Other liabilities	9.0	15.2
Total liabilities	1,906.3	1,742.1
Commitments and contingencies (NOTE 9)
Mezzanine equity:
Series A redeemable convertible preferred stock, $0.01 par value, 50 thousand shares authorized, issued and outstanding	62.3	58.7

Stockholders' equity:
Preferred stock, $0.01 par value, 50.0 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.01 par value, 600.0 shares authorized, 160.2 and 159.4 shares issued and outstanding, respectively	1.5	1.5
Class B common stock, $0.01 par value, 400.0 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	1,229.5	1,225.4
Accumulated deficit	(129.7)	(16.0)
Accumulated other comprehensive income	0.3	0.3
Total stockholders' equity attributable to ProFrac Holding Corp.	1,101.6	1,211.2
Noncontrolling interests	65.6	58.7
Total stockholders' equity	1,167.2	1,269.9
Total liabilities, mezzanine equity, and stockholders' equity	$3,135.8	$3,070.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProFrac Holding Corp.

Condensed Consolidated Statements of Operations

(in millions, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Services	$506.5	$485.4	$1,504.8	$1,879.8
Product sales	68.8	88.8	231.4	261.1
Total revenues	575.3	574.2	1,736.2	2,140.9

Operating costs and expenses:
Cost of revenues, exclusive of depreciation, depletion and amortization	390.7	376.8	1,157.5	1,405.4
Selling, general, and administrative	51.9	52.7	156.6	186.0
Depreciation, depletion and amortization	112.7	111.5	328.9	330.7
Acquisition and integration costs	2.0	2.6	5.1	20.1
Goodwill impairment	6.8	—	74.5	—
Other operating expense, net	15.5	10.1	27.2	17.8
Total operating costs and expenses	579.6	553.7	1,749.8	1,960.0

Operating income (loss)	(4.3)	20.5	(13.6)	180.9

Other income (expense):
Interest expense, net	(40.6)	(40.2)	(117.8)	(116.1)
Gain (loss) on extinguishment of debt	—	—	(0.8)	4.1
Other income (expense), net	(0.1)	(4.9)	1.2	(22.0)
Income (loss) before income taxes	(45.0)	(24.6)	(131.0)	46.9
Income tax benefit (expense)	1.5	6.7	24.9	(9.6)
Net income (loss)	(43.5)	(17.9)	(106.1)	37.3
Less: net (income) loss attributable to noncontrolling interests	(1.7)	(1.0)	(4.0)	4.7
Less: net income attributable to redeemable noncontrolling interests	—	—	—	(41.8)
Net income (loss) attributable to ProFrac Holding Corp.	$(45.2)	$(18.9)	$(110.1)	$0.2
Net loss attributable to Class A common shareholders	$(46.4)	$(27.5)	$(113.7)	$(8.4)

Loss per Class A common share (basic and diluted)	$(0.29)	$(0.17)	$(0.71)	$(0.07)

Weighted average Class A common shares outstanding:
Basic	160.1	159.4	159.9	121.3
Diluted	160.1	159.4	159.9	121.3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProFrac Holding Corp.

Condensed Consolidated Statement of Comprehensive Income

(in millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(43.5)	$(17.9)	$(106.1)	$37.3
Other comprehensive income (loss):
Foreign currency translation adjustments	(0.2)	—	0.2	(0.1)
Comprehensive income (loss)	(43.7)	(17.9)	(105.9)	37.2
Less: comprehensive (income) loss attributable to noncontrolling interest	(1.4)	(1.0)	(4.2)	4.7
Less: comprehensive income attributable to redeemable noncontrolling interest	—	—	—	(41.9)
Comprehensive income (loss) attributable to ProFrac Holding Corp.	$(45.1)	$(18.9)	$(110.1)	$0.0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProFrac Holding Corp.

Condensed Consolidated Statements of Changes in Equity

(in millions)

(Unaudited)

	Class A Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Interests	Equity
Balance, December 31, 2023	159.4	$1.5	$1,225.4	$(16.0)	$0.3	$58.7	$1,269.9
Net income	—	—	—	1.8	—	1.2	3.0
Stock-based compensation	—	—	1.9	—	—	0.2	2.1
Tax withholding related to net share settlement of equity awards	—	—	(0.1)	—	—	—	(0.1)
Share issuance	0.2	—	—	—	—	—	—
Adjustment of Series A redeemable convertible preferred stock to redemption amount	—	—	—	(1.2)	—	—	(1.2)
Balance, March 31, 2024	159.6	$1.5	$1,227.2	$(15.4)	$0.3	$60.1	$1,273.7
Net income (loss)	—	—	—	(66.7)	—	1.1	(65.6)
Stock-based compensation	—	—	2.8	—	—	0.1	2.9
Class A shares issued for vested stock awards	0.8	—	—	—	—	—	—
Tax withholding related to net share settlement of equity awards	(0.2)	—	(1.4)	—	—	—	(1.4)
Foreign currency translation adjustments	—	—	—	—	(0.1)	0.5	0.4
Adjustment of Series A redeemable convertible preferred stock to redemption amount	—	—	—	(1.2)	—	—	(1.2)
Noncontrolling interest of acquired business	—	—	—	—	—	2.2	2.2
Balance, June 30, 2024	160.2	$1.5	$1,228.6	$(83.3)	$0.2	$64.0	$1,211.0
Net income (loss)	—	—	—	(45.2)	—	1.7	(43.5)
Stock-based compensation	—	—	0.9	—	—	0.2	1.1
Class A shares issued for vested stock awards	—	—	—	—	—	—	—
Tax withholding related to net share settlement of equity awards	—	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	0.1	(0.3)	(0.2)
Adjustment of Series A redeemable convertible preferred stock to redemption amount	—	—	—	(1.2)	—	—	(1.2)
Balance, September 30, 2024	160.2	$1.5	$1,229.5	$(129.7)	$0.3	$65.6	$1,167.2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProFrac Holding Corp.

Condensed Consolidated Statements of Changes in Equity (continued)

(in millions)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated Deficit) Retained	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders' (Deficit)
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 31, 2022	53.9	$0.5	104.2	$1.0	$—	$(1,185.9)	$—	$72.2	(1,112.2)
Class A shares issued to acquire Producers	0.4	—	—	—	6.2	—	—	—	6.2
Class A shares issued to acquire Performance Proppants	0.3	—	—	—	3.4	—	—	—	3.4
Net income (loss)	—	—	—	—	—	22.0	—	(4.2)	17.8
Stock-based compensation	—	—	—	—	0.9	—	—	0.1	1.0
Stock-based compensation related to deemed contribution	—	—	—	—	3.5	—	—	—	3.5
Conversion of Flotek notes to equity	—	—	—	—	—	—	—	12.7	12.7
Foreign currency translation adjustments	—	—	—	—	—	—	0.1	0.1	0.2
Adjustment of redeemable noncontrolling interest to redemption amount	—	—	—	—	(9.2)	1,277.4	—	—	1,268.2
Balance, March 31, 2023	54.6	$0.5	104.2	$1.0	$4.8	$113.5	$0.1	$80.9	$200.8
Stock-based compensation	—	—	—	—	2.7	—	—	(0.4)	2.3
Stock-based compensation related to deemed contribution	—	—	—	—	6.8	—	—	—	6.8
Class A shares issued for vested equity awards	0.6	—	—	—	—	—	—	—	—
Tax withholding related to net share settlement of equity awards	—	—	—	—	(0.8)	—	—	—	(0.8)
Net loss	—	—	—	—	—	(2.9)	—	(1.5)	(4.4)
Foreign currency translation	—	—	—	—	—	—	(0.3)	(0.1)	(0.4)
Flotek common stock issued to satisfy convertible notes held by ProFrac Holdings Corp.	—	—	—	—	14.3	—	—	(14.3)	—
Adjustment of redeemable noncontrolling interest to redemption amount	—	—	—	—	(57.9)	—	—	—	(57.9)
Conversion of Class B common stock to Class A common stock	104.2	1.0	(104.2)	(1.0)	1,313.3	—	—	—	1,313.3
Additional paid-in capital related to tax receivable agreement	—	—	—	—	(58.6)	—	—	—	(58.6)
Deferred taxes related to conversion of Class B common stock to Class A common stock	—	—	—	—	(9.5)	—	—	—	(9.5)
Balance, June 30, 2023	159.4	$1.5	—	$—	$1,215.1	$110.6	$(0.2)	$64.6	$1,391.6
Net (loss) income	—	—	—	—	—	(24.5)	—	6.6	(17.9)
Stock-based compensation	—	—	—	—	2.0	—	—	0.3	2.3
Stock-based compensation related to deemed contribution	—	—	—	—	2.1	—	—	—	2.1
Deferred taxes related to Class B share conversion to Class A shares	—	—	—	—	0.3	—	—	—	0.3
Adjustment of Series A preferred stock to redemption amount	—	—	—	—	—	(8.6)	—	—	(8.6)
Balance, September 30, 2023	159.4	$1.5	—	$—	$1,219.5	$77.5	$(0.2)	$71.5	$1,369.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProFrac Holding Corp.

Condensed Consolidated Statements of Cash Flows

(in millions)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(106.1)	$37.3
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	328.9	330.7
Amortization of acquired unfavorable contracts	(39.1)	(41.0)
Stock-based compensation	6.1	27.3
Gain on disposal of assets, net	(2.5)	(0.3)
Gain on insurance recoveries	(3.2)	—
Non-cash loss (gain) on extinguishment of debt	0.8	(4.1)
Amortization of debt issuance costs	11.2	18.8
Acquisition earnout adjustment	—	(6.6)
Unrealized loss on investments, net	0.9	24.1
Provision for supply commitment charges	9.6	—
Goodwill impairment	74.5	—
Deferred tax expense (benefit)	(25.4)	5.0
Other non-cash items, net	(0.1)	0.1
Changes in operating assets and liabilities:
Accounts receivable	13.4	219.4
Inventories	26.7	(15.3)
Prepaid expenses and other assets	(15.0)	(5.3)
Accounts payable	24.3	(48.1)
Accrued expenses	7.0	6.0
Other liabilities	(21.2)	(37.2)
Net cash provided by operating activities	290.8	510.8

Cash flows from investing activities:
Acquisitions, net of cash acquired	(194.4)	(456.5)
Investment in property, plant & equipment	(191.8)	(233.9)
Proceeds from sale of assets	31.9	3.0
Proceeds from insurance recoveries	4.5	—
Other investments	(2.0)	—
Net cash used in investing activities	(351.8)	(687.4)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	136.4	334.7
Repayments of long-term debt	(110.0)	(103.9)
Borrowings from revolving credit agreements	1,580.4	1,219.9
Repayments of revolving credit agreements	(1,540.6)	(1,315.4)
Payment of debt issuance costs	(3.5)	(18.9)
Tax withholding related to net share settlement of equity awards	(1.5)	(0.8)
Proceeds from issuance of Series A preferred stock	—	50.0
Payment of Series A preferred stock issuance costs	—	(1.1)
Net cash provided by financing activities	61.2	164.5

Net increase (decrease) in cash, cash equivalents, and restricted cash	0.2	(12.1)
Cash, cash equivalents, and restricted cash beginning of period	25.3	37.9
Cash, cash equivalents, and restricted cash end of period	$25.5	$25.8

Non-cash investing and financing activities
Capital expenditures included in accounts payable	$38.2	$42.2
Operating lease liabilities incurred from obtaining right-of-use assets	$55.7	$8.8
Finance lease liabilities incurred from obtaining property, plant & equipment	$9.9	$4.6

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

Mr. Dan Wilks and Mr. Farris Wilks are brothers and are the founders and principal stockholders of the Company. Their sons, Mr. Matthew D. Wilks and Mr. Johnathan Ladd Wilks are the Company’s Executive Chairman and Chief Executive Officer, respectively. In the normal course of business, we enter into transactions with related parties where Mr. Dan Wilks and Mr. Farris Wilks and entities owned by or affiliated with them (collectively, the "Wilks Parties") hold a controlling financial interest. Under Nasdaq rules and the Company’s Related Party Transactions Policy, our Audit Committee is responsible for reviewing all related party transactions. Under the policy, potential related party transactions are subject to approval by the Audit Committee in advance or, in certain circumstances, ratification by the Audit Committee, in each case if such transactions satisfy the terms and conditions set forth in the policy. See "Note 13. Related Party Transactions" for further information.

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

Reclassifications

Certain insurance and property taxes have been reclassified from selling, general and administrative expenses to cost of revenues in our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2023. This reclassification had no effect on operating income or net income (loss) as previously reported.

2. SUPPLEMENTAL BALANCE SHEET INFORMATION

Cash, Cash Equivalents, and Restricted Cash

Cash, cash equivalents, and restricted cash are recorded in our unaudited condensed consolidated balance sheet as follows:

	September 30,
	2024	2023
Cash and cash equivalents	$25.5	$25.1
Restricted cash included in prepaid expenses and other current assets	—	0.7
Total cash, cash equivalents, and restricted cash	$25.5	$25.8

Inventories

Inventories are comprised of the following:

	September 30, 2024	December 31, 2023
Raw materials and supplies	$70.8	$84.2
Work in process	17.4	20.5
Finished products and parts	150.8	131.9
Total	$239.0	$236.6

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

Accrued Expenses

Accrued expenses are comprised of the following:

	September 30, 2024	December 31, 2023
Employee compensation and benefits	$32.1	$22.6
Sales, use, and property taxes	24.2	24.0
Insurance	12.0	10.9
Interest	5.8	5.4
Income taxes	—	1.5
Other	1.4	1.2
Total accrued expenses	$75.5	$65.6

Other Current Liabilities

Other current liabilities are comprised of the following:

	September 30, 2024	December 31, 2023
Acquired unfavorable contracts	$17.1	$43.5
Accrued supply commitment charges	12.6	—
Munger make-whole liability	9.9	7.5
Accrued legal contingencies	7.1	20.7
Deferred revenue	2.4	7.3
Tax receivable agreement obligation	3.2	2.8
Other	9.9	2.3
Total other current liabilities	$62.2	$84.1

3. BUSINESS COMBINATIONS

Current Year Acquisitions

In April 2024, we acquired all of the remaining equity interests of Basin Production and Completion LLC (“BPC”). BPC is the parent company of FHE USA LLC, which manufactures equipment used in the hydraulic fracturing industry. This acquisition expanded our manufacturing capabilities into new product categories. The total purchase consideration was $39.8 million, consisting of cash consideration of $14.9 million and our pre-existing equity investment of $24.9 million. For the three and nine months ended September 30, 2024, our operating results include revenues of $5.4 million and $11.3 million, respectively, and pretax losses of $3.3 million and $4.8 million, respectively, related to the BPC acquired operations. BPC is included in our manufacturing reportable segment.

In June 2024, we acquired 100% of the issued and outstanding capital stock of Advanced Stimulation Technologies, Inc. (“AST”), a pressure pumping services provider serving the Permian Basin, for total purchase consideration of $174.0 million in cash. This acquisition expanded our hydraulic fracturing capabilities. For the three and six months ended June 30, 2024, our operating results include revenues of $15.0 million and pretax earnings of $0.1 million related to the AST acquired operations. Throughout the third quarter of 2024, we integrated AST’s operations. As a result, we track all stimulation services assets as one group and it would be impracticable to separately report AST revenues or pretax earnings subsequent to June 30, 2024. AST is included in our stimulation services reportable segment.

In June 2024, we acquired 100% of the issued and outstanding common stock of NRG Manufacturing, Inc., which manufactures equipment used in the hydraulic fracturing industry, and its affiliate, AMI US Holdings, Inc., which develops commercial software used in hydraulic fracturing industry (collectively “NRG”), for total purchase consideration of $6.0 million in cash. This acquisition expanded our manufacturing and maintenance capabilities. Revenues and pretax earnings included in the Company's operating results related to the NRG acquired operations were immaterial for the three and nine months ended September 30, 2024. NRG is included in our manufacturing reportable segment.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

The following table represents our preliminary allocation of total purchase consideration of AST, BPC and NRG to the identifiable assets acquired and liabilities assumed based on the fair values on their acquisition dates:

	AST	BPC	NRG
Cash and cash equivalents	$—	$0.1	$0.4
Accounts receivable	26.0	4.2	1.2
Prepaid expenses and other assets	4.0	0.3	0.3
Operating lease assets	—	1.5	10.7
Inventories	13.1	12.2	3.9
Property, plant and equipment	158.4	39.8	2.0
Intangible assets	—	5.8	—
Total identifiable assets acquired	201.5	63.9	18.5
Accounts payable	13.9	5.5	1.5
Accrued expenses	2.9	0.3	—
Current portion of long-term debt	—	0.5	—
Current portion of operating lease liabilities	—	0.4	1.0
Other current liabilities	8.1	3.6	—
Non-current portion of debt	—	20.4	—
Deferred tax liability	25.6	—	—
Operating lease liabilities	—	1.2	10.0
Other liabilities	—	1.3	—
Total liabilities assumed	50.5	33.2	12.5
Noncontrolling interest	—	2.2	—
Goodwill	23.0	11.3	—
Total purchase consideration	$174.0	$39.8	$6.0

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

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

Pro Forma Disclosures

The following table reflects pro forma revenues and net income or loss for the three and nine months ended September 30, 2024 and 2023 as if our 2023 and 2024 acquisitions had taken place on January 1, 2022 and 2023, respectively. These unaudited pro forma amounts are not necessarily indicative of results that would have actually been obtained during the periods presented or that may be obtained in the future.

	Three Months Ended September 30,		For the Nine Months Ended September 30,
(unaudited)	2024	2023	2024	2023
Revenues	$575.3	$689.1	$1,900.2	$2,528.3
Net income (loss)	$(43.5)	$(9.0)	$(108.1)	$90.0

The changes in the carrying amount of goodwill by reportable segment were as follows:

	Stimulation Services	Proppant Production	Manufacturing	Other	Total
Balance, December 31, 2023	$169.7	$74.5	$—	$81.7	$325.9
Adjustment	16.4	—	—	—	16.4
Impairment of goodwill	—	(74.5)	—	—	(74.5)
Acquisitions	16.7	—	9.5	—	26.2
Measurement period adjustments	6.3	—	1.8	—	8.1
Balance, September 30, 2024	$209.1	$—	$11.3	$81.7	$302.1

The adjustment to goodwill in our stimulation services reportable segment was to correct an immaterial error for the three months ended March 31, 2024 related to the accounting for our acquisition of U.S. Well Services, which decreased property, plant, and equipment and increased goodwill.

The measurement period adjustment for the stimulation services segment included an adjustment to recognize an unfavorable purchase commitment and its related tax effects assumed in the AST acquisition. The measurement period adjustments for the manufacturing segment relate to updated values of other liabilities assumed in the acquisition of BPC.

Haynesville Proppant Goodwill Impairment

We perform our annual goodwill impairment test for each of our reporting units in the fourth quarter of each fiscal year. In addition to our annual impairment test, we also test goodwill for impairment between annual impairment dates whenever events or circumstances occur which could more likely than not reduce the fair value of one or more reporting units below its carrying value. In 2024, a decline in natural gas prices reduced our customers’ activity levels in the Haynesville Shale, which is heavily concentrated with natural gas wells. This activity downturn significantly reduced the operating results of our Haynesville Proppant reporting unit. In the second quarter of 2024, we noted that our customers’ activity levels were not expected to significantly recover in the short-term. The reduced operating results of our Haynesville Proppant reporting unit therefore resulted in a triggering event and, accordingly, we performed an interim quantitative impairment test in the second quarter of 2024. We did not identify a triggering event for our other reporting units.

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

Based upon the results of our interim quantitative impairment test, we concluded that the carrying value of the Haynesville Proppant reporting unit exceeded its estimated fair value, which resulted in a goodwill impairment charge of $67.7 million for the second quarter of 2024, which represented all of the goodwill recorded on the Haynesville Proppant reporting unit.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

Permian Proppant and Eagle Ford Proppant Goodwill Impairments

In 2024, we experienced a decline in our operating results for our Permian Proppant reporting unit and our Eagle Ford Proppant reporting unit. In the third quarter of 2024, we noted that our operating results for these reporting units were not expected to significantly recover in the short-term. The reduced operating results for these reporting units resulted in triggering events and, accordingly, we performed interim quantitative impairment tests in the third quarter of 2024. We did not identify a triggering event for our other reporting units.

In performing the interim quantitative impairment tests, we determined the fair value of our Permian Proppant and Eagle Ford Proppant reporting units using a combination of the income approach and the market approach. Under the income approach, the fair values for these reporting units were determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. Due to the inherent uncertainties involved in making estimates and assumptions, actual results and discount rates may differ from those assumed in our forecasts.

Based upon the results of our interim quantitative impairment tests, we concluded that the carrying values of the Permian Proppant and Eagle Ford Proppant reporting units exceeded their estimated fair values, which resulted in goodwill impairment charges of $2.4 million and $4.4 million, respectively, for both the three and nine month periods ended September 30, 2024, which represented all of the goodwill recorded on these reporting units.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

NOTE 4. DEBT

Debt is comprised of the following:

	September 30, 2024	December 31, 2023
ProFrac Holding Corp.:
2029 Senior Notes	$596.2	$520.0
2022 ABL Credit Facility	163.0	117.4
Equify Notes (1)	14.6	18.6
Finance lease obligations	6.9	8.6
Other	12.4	10.2
ProFrac Holding Corp. principal amount	793.1	674.8
Less: unamortized debt discounts, premiums, and issuance costs	(16.1)	(17.4)
Less: current portion of long-term debt	(85.8)	(46.2)
ProFrac Holding Corp. long-term debt, net	691.2	611.2

Alpine Subsidiary:
Alpine 2023 Term Loan	355.0	365.0
Monarch Note	21.9	54.7
Other	0.8	—
Finance lease obligations	8.7	2.1
Alpine principal amount	386.4	421.8
Less: unamortized debt discounts, premiums, and issuance costs	(16.0)	(22.0)
Less: current portion of long-term debt	(77.9)	(71.6)
Alpine long-term debt, net	292.5	328.2

Flotek Subsidiary:
Flotek ABL credit facility	1.4	7.5
Flotek other	0.1	0.2
Flotek principal amount	1.5	7.7
Less: current portion of long-term debt	(1.5)	(7.6)
Flotek long-term debt, net	—	0.1

Other Subsidiaries:
Revolving credit facility	5.3	—
Finance lease obligations	6.4	—
Other	13.0	3.6
Other subsidiaries principal amount	24.7	3.6
Less: unamortized debt discounts, premiums, and issuance costs	(0.4)	—
Less: current portion of long-term debt	(6.7)	(1.0)
Other subsidiaries long-term debt, net	17.6	2.6

Consolidated:
Total principal amount	1,205.7	1,107.9
Less: unamortized debt discounts, premiums, and issuance costs	(32.5)	(39.4)
Less: current portion of long-term debt	(171.9)	(126.4)
Total long-term debt, net	$1,001.3	$942.1
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

During the nine months ended September 30, 2024, we made principal payments of $43.8 million on our 2029 Senior Notes.

ABL Credit Facility

As of September 30, 2024, the maximum availability under the ABL Credit Facility was limited to our eligible borrowing base of $266.4 million with $163.0 million of borrowings outstanding and $14.7 million of letters of credit outstanding, resulting in approximately $88.7 million of remaining availability.

Monarch Note

During the nine months ended September 30, 2024, we made principal payments of $32.8 million on the Monarch Note.

Equify Note

During the nine months ended September 30, 2024, we made principal payments of $4.0 million on the Equify Notes.

Other Subsidiary Debt

In connection with our acquisition of BPC, we assumed debt related to a revolving credit facility of $5.0 million, finance lease obligations for real estate of $6.5 million, and a note payable for real estate of $9.4 million.

Debt Compliance

Both the 2029 Senior Notes and the ABL Credit Facility contain certain customary representations and warranties and affirmative and negative covenants. As of September 30, 2024, we were in compliance with these covenants and expect to be compliant for at least the next twelve months.

The Alpine 2023 Term Loan originally contained a covenant commencing with the fiscal quarter ending September 30, 2024, requiring Alpine not to exceed a maximum Total Net Leverage Ratio (as defined in the Alpine Term Loan Credit Agreement) of 2.00 to 1.00. This ratio is generally the consolidated total debt of Alpine divided by Alpine's adjusted EBITDA. In the second quarter of 2024, this covenant was amended to commence testing compliance with the Total Net Leverage Ratio with the fiscal quarter ending on September 30, 2025. As a result of Alpine’s lower than expected operating results in 2024, Alpine is closely monitoring its forthcoming compliance obligations with this covenant. While there can be no assurance, Alpine believes that it will be able to meet, modify, or further defer this debt covenant.

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

In the accounting for prior business combinations, we recorded off-market contract liabilities. During the three and nine months ended September 30, 2024, we recorded amortization of $8.9 million and $36.1 million, respectively, related to these contract liabilities as revenue compared with $16.4 million and $41.0 million in the respective periods last year. As of September 30, 2024 and December 31, 2023, our off-market contract liabilities amounted to $15.0 million and $51.1 million, respectively. Estimated future amortization of off-market contract liabilities to revenue is $7.4 million for the remainder of 2024 and $7.6 million in 2025.

Performance Obligations

Certain of our Proppant Production contracts contain multiple performance obligations to provide a minimum quantity of proppant products to our customers in future periods. For these contracts, the transaction price is allocated to each performance obligation at estimated selling prices and we recognize revenue as we satisfy these performance obligations. As of September 30, 2024, the aggregate amount of transaction price allocated to unsatisfied performance obligations was $135.1 million, and we expect to perform these obligations and recognize revenue of $6.3 million for the remainder of 2024, $68.8 million in 2025, $45.0 million in 2026, and $15.0 million in 2027.

We have elected the practical expedient permitting the exclusion of disclosing the value of unsatisfied performance obligations for Stimulation Services and Manufacturing contracts as these contracts have original contract terms of one year or less or we have the right to invoice for services performed.

NOTE 6. OTHER OPERATING EXPENSE, NET

Other operating expense, net is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Litigation expenses and accruals for legal contingencies	$2.9	$10.3	$16.9	$23.5
Gain on insurance recoveries	—	—	(3.2)	—
Transaction costs	3.9	—	3.9	—
Severance charges	0.7	1.1	2.5	1.1
(Gain) loss on disposal of assets	(1.4)	(1.3)	(2.5)	(0.3)
Supply commitment charge	9.4	—	9.6	—
Acquisition earnout adjustments	—	—	—	(6.6)
Provision for credit losses, net of recoveries	—	—	—	0.1
Total	$15.5	$10.1	$27.2	$17.8

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

Litigation expenses and accruals for legal contingencies generally represent legal and professional fees incurred in litigation as well as estimates for loss contingencies with regards to certain vendor disputes and litigation matters. In the periods presented, substantially all of these costs represent litigation costs incurred in connection with certain patent infringement lawsuits with Halliburton, which were settled in September 2024. See "Note 9. Commitments and Contingencies" for a discussion of significant litigation matters.

Gain on insurance recoveries consists of insurance proceeds received for accidentally damaged or destroyed equipment in excess of its carrying value.

The transaction costs for the three and nine months ended September 30, 2024, represent deferred costs incurred for Alpine's initial public offering that were charged to earnings as a result of its postponement.

Severance charges for the three and nine months ended September 30, 2024 relate to the departure of certain highly-compensated employees.

(Gain) loss on disposal of assets, net consists of gains and losses on the sale of excess property, early equipment failures and other asset dispositions.

Supply commitment charges for the three and nine months ended September 30, 2024, represent charges related to contractual inventory purchase commitments to certain proppant suppliers. These charges were attributable to our decreased volume of purchases from these suppliers due to certain customers decreasing their activity levels. If future customer demand differs from our contracted supply, we may incur supply commitment charges in future periods.

The acquisition earnout adjustment for the nine months ended September 30, 2023 represents a decrease in the fair value of the contingent consideration related to our acquisition of REV Energy Holdings, LLC ("REV") in December 2022.

NOTE 7. INCOME TAXES

We record income taxes for interim periods based on an estimated annual effective tax rate. The estimated annual effective rate is recomputed on a quarterly basis and may fluctuate due to changes in forecasted annual operating income, positive or negative changes to the valuation allowance for net deferred tax assets and changes to actual or forecasted permanent book to tax differences. Our effective tax rate for the nine months ended September 30, 2024 was 19.0%, compared with 20.5% in the same period in 2023.

For the nine months ended September 30, 2024, our income tax provision included a discrete benefit of $25.6 million related to the release of a portion of the valuation allowance on our net deferred tax assets. This discrete item was caused by the assumption of a $25.6 million net deferred tax liability in our acquisition of AST, which made it more likely than not that we would be able to utilize a corresponding amount of our deferred tax assets. Excluding this discrete item, the difference between our effective tax rate and the federal statutory rate related to changes in the valuation allowance on our net deferred tax assets.

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

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

NOTE 8. EARNINGS PER SHARE

The calculation of earnings per share ("EPS") for our Class A common stock is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to ProFrac Holding Corp.	$(45.2)	$(18.9)	$(110.1)	$0.2
Adjust Series A redeemable convertible preferred stock to its maximum redemption value	(1.2)	(8.6)	(3.6)	(8.6)
Net income (loss) used for basic earnings per Class A common share	(46.4)	(27.5)	(113.7)	(8.4)
Net income reallocated to dilutive Class A common shares	—	—	—	—
Net income (loss) used for diluted earnings per Class A common share	$(46.4)	$(27.5)	$(113.7)	$(8.4)

Denominator:
Weighted average Class A common shares	160.1	159.4	159.9	121.3
Dilutive potential of employee restricted stock units	—	—	—	—
Weighted average Class A common shares — diluted	160.1	159.4	159.9	121.3

Basic and diluted earnings per Class A common share	$(0.29)	$(0.17)	$(0.71)	$(0.07)

Antidilutive shares:
Common stock equivalents related to Preferred Stock	2.7	2.5	2.6	2.5
Employee restricted stock units which are antidilutive due to net loss position	0.2	0.2	0.2	0.2
Total antidilutive shares	2.9	2.7	2.8	2.7

The dilutive potential of employee restricted stock units is calculated using the treasury stock method. The dilutive potential of our Series A redeemable convertible preferred stock, par value $0.01 per share (the "Preferred Stock") is calculated using the if-converted method.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of September 30, 2024, we had purchase commitments of $5.4 million in 2024 and $55.8 million in 2025 for minimum sand commitments and hydraulic fracturing equipment components.

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

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

U.S. Well Services Inc. and U.S. Well Services, LLC (collectively, “USWS”) v. Halliburton Company and Cimarex Energy Co. (collectively, “Halliburton”)

In April 2021, USWS filed a patent infringement suit against Halliburton in United States District Court for the Western District of Texas Waco Division. In the suit, USWS alleged willful infringement of seven U.S. patents based on Halliburton’s “All-Electric Fracturing Fleet.” In August 2023, a jury returned a verdict in this case in favor of USWS, which Halliburton indicated it intended to appeal.

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

In September 2024, we settled this lawsuit with Halliburton for a confidential amount and the financial effects of this matter have been included in our consolidated financial statements as of September 30, 2024.

Halliburton Energy Services, Inc., Halliburton US Technologies, Inc., and Halliburton Group Technologies, Inc. (collectively, “Halliburton”) v. U.S. Well Services, LLC (“USWS”)

In September 2022, Halliburton filed two patent infringement suits against USWS in United States District Court for the Western District of Texas Waco Division. In the first lawsuit, Halliburton alleged willful infringement of three of its previously asserted patents as well as five additional U.S. patents. In the second lawsuit, Halliburton alleged willful infringement of two of its previously asserted patents as well as five additional U.S. patents. Both lawsuits alleged infringement based on all of USWS and ProFrac LLC's fleets. The two lawsuits were scheduled together and set for trial in October 2024.

In January 2023, USWS filed amended answers to these patent infringement suits counterclaiming for declaratory judgment of invalidity of Halliburton’s patents asserted against USWS in this matter and willful infringement of two additional USWS’ U.S. patents based on Halliburton’s “All-Electric Fracturing Fleet.” In February 2023, Halliburton filed IPR petitions against these USWS patents. However, this case was stayed pending resolution of certain IPRs filed by USWS.

In September 2024, we settled this lawsuit with Halliburton for a confidential amount and the financial effects of this matter have been included in our consolidated financial statements as of September 30, 2024.

NOTE 10. VARIABLE INTEREST ENTITY

Through a contractual relationship, we have the power to appoint directors to the board of directors of Flotek Industries, Inc. ("Flotek"). Because we have this power through a contract and not through our direct equity interest in Flotek, Flotek meets the definition of a variable interest entity ("VIE"). Furthermore, we are the primary beneficiary of the VIE due to our ability to appoint four of seven directors to Flotek’s board of directors. Accordingly, we have consolidated the operating results, assets and liabilities of Flotek. As of September 30, 2024, we owned approximately 50.6% of Flotek's outstanding common stock.

As of September 30, 2024 and December 31, 2023, $55.9 million and $62.7 million, respectively, of Flotek's assets and $51.9 million and $55.5 million, respectively, of Flotek's liabilities are included in our unaudited condensed consolidated balance sheets. These amounts are exclusive of goodwill and are after intercompany eliminations. The assets of Flotek can only be used to settle its obligations and the creditors of Flotek have no recourse to our assets. Our exposure to Flotek is generally limited to the carrying value of our equity and variable interest.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS

Recurring Measurements

Our assets and liabilities measured at fair value on a recurring basis consist of the following:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
September 30, 2024:
Liabilities — Munger make-whole provision	$—	$—	$9.9

December 31, 2023:
Assets — Investment in BPC	$—	$—	$23.4

Liabilities — Munger make-whole provision	$—	$—	$7.5

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

The fair value of the Munger make-whole provision was estimated using a Black-Scholes model. The significant unobservable inputs used in the fair value measurement are the risk-free rate and volatility. The Munger make-whole provision is set to expire in May 2025.

The following is a reconciliation of our recurring Level 3 fair value measurements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net asset (liability) balance at beginning of period	$(8.8)	$34.5	$15.9	$46.6
Change in fair value of Level 3 fair value measurements	(1.1)	(5.5)	(0.9)	(17.6)
Transfer of investment in BPC to acquisition purchase consideration	—	—	(24.9)	—
Net asset (liability) balance at end of period	$(9.9)	$29.0	$(9.9)	$29.0

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

The carrying amounts of our term loan facility and ABL Credit Facility approximate fair value due to the variable interest rate. The fair value of our fixed rate debt, which includes the Monarch note and the Equify note was as follows:

	September 30, 2024	December 31, 2023
Carrying amount of fixed rate debt	$38.7	$74.7
Fair value of fixed rate debt	$38.7	$74.3

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

Intersegment transactions are intended to be at estimated market prices. Intersegment revenues for the proppant production segment were 24% and 26% for the three and nine months ended September 30, 2024, compared with 29% and 31%, respectively, in the same periods last year. Intersegment revenues for the manufacturing segment were 80% and 77% for the three and nine months ended September 30, 2024, compared with 97% and 91%, respectively, in the same periods last year.

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

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

Summarized financial information for our reportable segments is as follows:

	Stimulation Services	Proppant Production	Manufacturing	Other	Eliminations	Total
Three Months Ended September 30, 2024:
Revenue
External customers — services	$506.5	$—	$—	$—	$—	$506.5
External customers — product sales (1)	—	40.1	12.2	16.5	—	68.8
Intercompany (2)	0.6	12.7	49.3	34.8	(97.4)	—
Total Revenue	$507.1	$52.8	$61.5	$51.3	$(97.4)	$575.3

Adjusted EBITDA (3) (4)	$112.6	$17.3	$0.1	$4.8	$—	$134.8
Depreciation, depletion and amortization	88.0	19.6	4.4	0.7	—	112.7
Investment in property, plant & equipment	61.3	8.1	0.3	0.3	—	70.0

Three Months Ended September 30, 2023:
Revenue
External customers — services	$485.4	$—	$—	$—	$—	$485.4
External customers — product sales (1)	—	69.5	1.5	17.8	—	88.8
Intercompany (2)	4.1	28.9	42.3	30.8	(106.1)	—
Total Revenue	$489.5	$98.4	$43.8	$48.6	$(106.1)	$574.2

Adjusted EBITDA (3) (4)	$93.3	$51.6	$1.6	$2.8	$—	$149.3
Depreciation, depletion and amortization	89.2	20.2	1.4	0.7	—	111.5
Investment in property, plant & equipment	40.6	9.3	2.4	0.3	—	52.6

As of September 30, 2024:
Cash and cash equivalents	$6.7	$11.9	$1.9	$5.0	$—	$25.5
Total current assets	532.5	107.3	239.8	79.8	(279.4)	680.0
Property, plant, and equipment, net	892.6	831.7	86.4	16.0	(1.4)	1,825.3
Total assets	2,962.2	980.0	461.1	194.5	(1,462.0)	3,135.8
Current portion of long-term debt	85.8	77.9	6.7	1.5	—	171.9
Long-term debt	691.2	292.5	17.6	—	—	1,001.3
Total liabilities	1,873.7	157.1	378.3	51.9	(554.7)	1,906.3

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

	Stimulation Services	Proppant Production	Manufacturing	Other	Eliminations	Total
Nine Months Ended September 30, 2024:
Revenue
External customers — services	$1,504.8	$—	$—	$—	$—	$1,504.8
External customers — product sales (1)	—	147.1	36.4	47.9	—	231.4
Intercompany (2)	25.2	52.9	124.5	92.7	(295.3)	—
Total Revenue	$1,530.0	$200.0	$160.9	$140.6	$(295.3)	$1,736.2

Adjusted EBITDA (3) (4)	$345.1	$71.4	$4.6	$12.8	$(3.6)	$430.3
Depreciation, depletion and amortization	258.5	59.2	9.3	2.2	(0.3)	328.9
Investment in property, plant & equipment	164.0	19.4	7.9	0.5	—	191.8

Nine Months Ended September 30, 2023:
Revenue
External customers — services	$1,879.8	$—	$—	$—	$—	$1,879.8
External customers — product sales (1)	—	200.7	13.2	47.2	—	261.1
Intercompany (2)	8.1	89.7	128.8	102.3	(328.9)	—
Total Revenue	$1,887.9	$290.4	$142.0	$149.5	$(328.9)	$2,140.9

Adjusted EBITDA (3) (4)	$421.9	$150.7	$12.7	$(6.4)	$—	$578.9
Depreciation, depletion and amortization	275.2	49.9	3.3	2.3	—	330.7
Investment in property, plant & equipment	190.7	39.7	2.9	0.6	—	233.9

As of December 31, 2023:
Cash and cash equivalents	$1.3	$17.7	$0.4	$5.9	$—	$25.3
Total current assets	445.8	181.2	164.7	70.6	(224.2)	638.1
Property, plant, and equipment, net	881.6	859.8	19.8	17.8	—	1,779.0
Total assets (5)	2,483.9	1,160.1	243.9	188.7	(1,005.9)	3,070.7
Current portion of long-term debt	46.2	71.6	1.0	7.6	—	126.4
Long-term debt	611.2	328.2	2.6	0.1	—	942.1
Total liabilities	1,404.5	225.7	201.5	55.5	(145.1)	1,742.1

(1)
Our proppant production segment recognized noncash revenue associated with acquired contract liabilities of $8.9 million and $16.4 million for the three months ended September 30, 2024 and 2023, respectively, and $36.1 million and $41.0 million for the nine months ended September 30, 2024 and 2023, respectively. Refer to Item 8 "Financial Statements and Supplementary Data" in our Annual Report for information about our acquired contract liabilities.
(2)
In our other business activities, Flotek recorded revenue of $6.7 million and $8.0 million for the three months ended September 30, 2024 and 2023, respectively, and $23.8 million and $10.0 million for the nine months ended September 30, 2024 and 2023, respectively, related to contract shortfalls because the stimulation services segment did not purchase the minimum contractual commitment of chemistry products from Flotek.
(3)
We evaluate the performance of our segments based on Adjusted EBITDA. We define Adjusted EBITDA as our net income (loss) before (i) interest expense, net, (ii) income taxes, (iii) depreciation, depletion and amortization, (iv) (loss) gain on disposal of assets, net, (v) stock-based compensation, and (vi) other charges, such as certain credit losses, gain (loss) on extinguishment of debt, gain (loss) on investments, acquisition and integration expenses, litigation expenses and accruals for legal contingencies, acquisition earnout adjustments, severance charges, goodwill impairments, gains on insurance recoveries, transaction costs, third-party supply commitment charges, and impairments of long-lived assets.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

(4)
Adjusted EBITDA for the stimulation services segment included an intercompany supply commitment charge of $6.7 million and $8.0 million for the three months ended September 30, 2024 and 2023, respectively, and $23.8 million and $10.0 million for the nine months ended September 30, 2024 and 2023, respectively, because this segment did not purchase the minimum contractual commitment of chemistry products from Flotek.
(5)
Total assets for the stimulation services segment includes our investment in BPC prior to acquisition, which was $23.4 million as of December 31, 2023. The gains and losses associated with this investment are not included in our segment profit measure of adjusted EBITDA.

The following table reconciles Adjusted EBITDA for our reportable segments to net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Adjusted EBITDA of reportable segments	$134.8	$149.3	$430.3	$578.9
Interest expense, net	(40.6)	(40.2)	(117.8)	(116.1)
Depreciation, depletion and amortization	(112.7)	(111.5)	(328.9)	(330.7)
Income tax benefit (expense)	1.5	6.7	24.9	(9.6)
Loss on disposal of assets, net	1.4	1.3	2.5	0.3
Gain (loss) on extinguishment of debt	—	—	(0.8)	4.1
Acquisition earnout adjustment	—	—	—	6.6
Stock-based compensation	(1.1)	(2.3)	(6.1)	(7.6)
Stock-based compensation related to deemed contributions	—	(2.1)	—	(19.7)
Provision for credit losses, net of recoveries	—	—	—	(0.1)
Transaction costs	(3.9)	—	(3.9)	—
Severance charges	(0.7)	(1.1)	(2.5)	(1.1)
Acquisition and integration costs	(2.0)	(2.6)	(5.1)	(20.1)
Supply commitment charges	(9.4)	—	(9.6)	—
Impairment of goodwill	(6.8)	—	(74.5)	—
Gain on insurance recoveries	—	—	3.2	—
Litigation expenses and accruals for legal contingencies	(2.9)	(10.3)	(16.9)	(23.5)
Unrealized loss on investments, net	(1.1)	(5.1)	(0.9)	(24.1)
Net income (loss)	$(43.5)	$(17.9)	$(106.1)	$37.3

NOTE 13. RELATED PARTY TRANSACTIONS

In the normal course of business, we have entered into transactions with related parties where the Wilks Parties hold a controlling financial interest. For the three and nine months ended September 30, 2024 and 2023, the Company had related party transactions with the following related party entities:

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
•
FHE USA LLC (“FHE”) is a subsidiary of BPC that provides production and well completion equipment used at the wellsite. Amounts paid to FHE are recorded as capital expenditures in our unaudited condensed consolidated statements of cash flows. With the acquisition of BPC, any transactions between our subsidiaries and FHE subsequent to the acquisition have been eliminated.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

The following table summarizes revenue from related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Flying A	$4.5	$30.6	$16.2	$34.8
Carbo	—	—	—	0.7
Total	$4.5	$30.6	$16.2	$35.5

The following table summarizes expenditures with related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Automatize	$29.3	$28.0	$71.0	$117.8
FHE	—	2.0	—	3.0
Wilks Brothers	2.0	2.1	6.7	14.3
Related Lessors	5.1	3.3	11.4	10.2
Wilks Construction	—	—	—	6.8
Wilks Earthworks	2.0	1.7	8.1	6.5
Equify Financial	1.3	2.2	6.0	6.6
Cisco Aero	0.1	—	2.3	—
3 Twenty-Three	—	—	—	1.3
Carbo	0.5	—	1.0	1.0
Total	$40.3	$39.3	$106.5	$167.5

The following table summarizes accounts receivable–related party:

	September 30, 2024	December 31, 2023
Flying A	$12.3	$5.9
Carbo	0.2	0.5
Interstate	0.3	0.4
Total accounts receivable — related party	$12.8	$6.8

The following table summarizes accounts payable–related party:

	September 30, 2024	December 31, 2023
Automatize	$17.0	$11.6
Wilks Brothers	3.4	7.8
Wilks Earthworks	1.2	1.1
Related Lessors	0.1	0.1
Equify	—	0.3
Cisco Aero	0.5	—
Carbo	0.2	1.0
Total accounts payable — related party	$22.4	$21.9

In June 2023, we arranged to sell certain surplus equipment and inventory components and to assign certain pre-orders for equipment to Flying A, at prices which we believe to be fair market value, for a total consideration of $36.3 million. We received the proceeds from this transaction in June 2023. Subsequent to June 30, 2023, Flying A requested changes to the mix of the assets being sold to it by the Company without altering the total consideration, and the Company and Flying A agreed to add to the transaction agreement a most favored nation clause on pricing and a condition to closing that the Company’s Audit Committee approve the final mix of assets to be transferred to Flying A. We delivered $28.9 million of these components to Flying A in 2023. In January 2024, we agreed to sell $8.4 million of additional equipment to Flying A under similar terms. We received the proceeds from this additional transaction in January 2024. We delivered $9.1 million of product to Flying A in the nine months ended September 30, 2024. We expect to deliver all remaining product to Flying A in

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

2024. We accounted for the unapplied proceeds from these transactions as related party deposits presented as "Other current liabilities - related party" in our unaudited condensed consolidated balance sheets.

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

We operate in three reportable business segments: stimulation services, proppant production and manufacturing. Our stimulation services segment, which primarily relates to ProFrac LLC, owns and operates a fleet of mobile hydraulic fracturing units and other auxiliary equipment that generates revenue by providing stimulation services to our customers. Our proppant production segment, which primarily relates to Alpine, provides proppant to oilfield service providers and E&P companies. Our manufacturing segment sells products such as high horsepower pumps, valves, piping, swivels, large-bore manifold systems, and fluid ends.

Summary Financial Results

•
Total revenue for the three and nine months ended September 30, 2024, was $575.3 million and $1,736.2 million, respectively, which represented an increase of $1.1 million and a decrease of $404.7 million from the same periods in 2023.
•
Net loss attributable to ProFrac Holding Corp. for the three and nine months ended September 30, 2024, was $45.2 million and $110.1 million, respectively, which represented decreases of $26.3 million and $110.3 million from the same periods in 2023. The net losses for the three and nine months ended September 30, 2024 included pretax goodwill impairment charges of $6.8 million and $74.5 million, respectively.
•
Cash provided by operating activities for the nine months ended September 30, 2024, was $290.8 million, a decrease of $220.0 million from the same period in 2023.
•
Total principal amount of long-term debt was $1,205.7 million at September 30, 2024, an increase of $97.8 million from December 31, 2023.

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

Results of Operations

Revenues

Revenues by reportable segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Stimulation services	$507.1	$489.5	$1,530.0	$1,887.9
Proppant production	52.8	98.4	200.0	290.4
Manufacturing	61.5	43.8	160.9	142.0
Other	51.3	48.6	140.6	149.5
Eliminations	(97.4)	(106.1)	(295.3)	(328.9)
Total revenues	$575.3	$574.2	$1,736.2	$2,140.9

Stimulation Services. Stimulation services revenues for the three months ended September 30, 2024 increased $17.6 million, or 4%, from the same period in 2023. This increase was primarily attributable to an increase in average fleets and higher fleet utilization. Additionally, the acquisition of AST contributed revenue starting in June 2024. This increase was partially offset by lower average pricing for our services and an increase in the portion of customers who provided their own proppant and chemistry. Stimulation services revenues for the nine months ended September 30, 2024 decreased $357.9 million, or 19%, from the same period in 2023. This decrease was primarily attributable to a lower number of average active fleets in 2024, lower average pricing for our services, and an increase in the portion of customers who provided their own proppant and chemistry. These decreases were partially offset by increased utilization of our active fleets in 2024.

Proppant Production. Proppant production revenues for the three and nine months ended September 30, 2024 decreased $45.6 million and $90.4 million, or 46% and 31%, respectively, from the same periods in 2023. These decreases were attributable to lower average prices for products sold and a reduction in volumes sold. Additionally, the acquisition of Performance Proppants contributed revenue starting in February 2023. Revenue recognized for the amortization of acquired off-market contracts for the three and nine months ended September 30, 2024 was $8.9 million and $36.1 million, respectively, compared to $16.4 million and $41.0 million, respectively, in the same periods in 2023. Refer to Item 8 "Financial Statements and Supplementary Data" in our Annual Report for information about our acquired contract liabilities. During the three and nine months ended September 30, 2024, approximately 24% and 26%, respectively, of the Proppant Production segment's revenues were intercompany, compared with 29% and 31% in the same periods in 2023.

Manufacturing. Manufacturing revenues for the three and nine months ended September 30, 2024 increased by $17.7 million and $18.9 million, or 40% and 13%, respectively, from the same periods in 2023. This increase was attributable to higher intercompany demand for manufacturing products in the third quarter of 2024. Additionally, the acquisition of BPC and NRG contributed revenue starting in April 2024 and June 2024, respectively. During the three and nine months ended September 30, 2024, approximately 80% and 77%, respectively, of the Manufacturing segment's revenues were intercompany, compared with 97% and 91% in the same periods in 2023.

Other. Other revenues for the three months ended September 30, 2024 increased by $2.7 million from the same period in 2023. This increase was primarily attributable to higher intercompany revenue at Flotek, which was partially offset by decreased revenue from external customers. Other revenues for the nine months ended September 30, 2024 decreased by $8.9 million from the same period in 2023. This decrease was primarily attributable to lower intercompany revenue at Flotek. Flotek recorded contract shortfall revenue of $6.7 million and $8.0 million for the three months ended September 30, 2024 and 2023, respectively, and $23.8 million and $10.0 million for the nine months ended September 30, 2024 and 2023, respectively, because ProFrac LLC did not purchase the minimum contractual commitment of chemistry products from Flotek. During the three and nine months ended September 30, 2024, approximately 68% and 66%, respectively, of other revenues were intercompany, compared with 63% and 68% in the same periods in 2023.

Cost of Revenues

Cost of revenues by reportable segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenues, exclusive of depreciation, depletion, and amortization:
Stimulation services	$361.6	$362.2	$1,092.4	$1,354.9
Proppant production	31.3	42.6	110.4	128.2
Manufacturing	54.4	38.8	137.2	117.7
Other	41.0	39.4	109.7	133.7
Eliminations	(97.6)	(106.2)	(292.2)	(329.1)
Total cost of revenues, exclusive of depreciation, depletion, and amortization	$390.7	$376.8	$1,157.5	$1,405.4

Stimulation Services. Stimulation services cost of revenues for the three months ended September 30, 2024 was consistent with the same period in 2023. Stimulation services cost of revenues for the nine months ended September 30, 2024 decreased by $262.5 million, or 19%, from the same period in 2023. This decrease was primarily attributable to a decrease in average active fleets and decreased volume of proppant and chemistry in 2024. Cost of revenues for this segment included intercompany supply commitment charges of $6.7 million and $8.0 million for the three months ended September 30, 2024 and 2023, respectively, and $23.8 million and $10.0 million for the nine months ended September 30, 2024 and 2023, respectively, because ProFrac LLC did not purchase the minimum contractual commitment of chemistry products from Flotek.

Proppant Production. Proppant production cost of revenues for the three and nine months ended September 30, 2024 decreased by $11.3 million and $17.8 million, or 27% and 14%, respectively, from the same periods in 2023. This reduction was primarily attributable to lower volumes sold in 2024. Additionally, the acquisition of Performance Proppants contributed costs beginning in February 2023.

Manufacturing. Manufacturing cost of revenues for the three and nine months ended September 30, 2024 increased by $15.6 million and $19.5 million, or 40% and 17%, respectively, from the same period in 2023. This increase was primarily attributable to higher volumes of products sold to intercompany and third-party customers in 2024. Additionally, the acquisition of BPC and NRG contributed costs beginning in April 2024 and June 2024, respectively.

Other. Other cost of revenues for the three months ended September 30, 2024 increased by $1.6 million, or 4%, from the same period in 2023. Other cost of revenues for the nine months ended September 30, 2024 decreased by $24.0 million, or 18%, from the same period in 2023. These decreases were primarily attributable to decreased product sales and lower freight costs.

Selling, General and Administrative

Selling, general and administrative expenses are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Selling, general and administrative:
Selling, general and administrative, excluding stock-based compensation	$50.9	$48.3	$150.6	$158.7
Stock-based compensation related to deemed contributions	—	2.1	—	19.7
Stock-based compensation	1.0	2.3	6.0	7.6
Total selling, general and administrative	$51.9	$52.7	$156.6	$186.0

Selling, general and administrative expenses, excluding stock-based compensation for the three months ended September 30, 2024 increased $2.6 million, or 5%, from the same period in 2023. Selling, general and administrative expenses, excluding stock-based compensation for the nine months ended September 30, 2024 decreased $8.1 million, or 5%, from the same period in 2023.

Depreciation, Depletion, and Amortization

Depreciation, depletion, and amortization for the three and nine months ended September 30, 2024 was $112.7 million and $328.9 million, respectively, which was consistent with $111.5 million and $330.7 million in the same periods in 2023.

Acquisition and Integration Costs

Acquisition and integration costs primarily relate to professional fees, severance and other costs associated with our acquisition and integration activities. For the three and nine months ended September 30, 2024, these costs were $2.0 million and $5.1 million, respectively, compared with $2.6 million and $20.1 million in the same periods in 2023.

Goodwill Impairment

In 2024, a decline in natural gas prices reduced our customers’ activity levels in the Haynesville basin, which is heavily concentrated with natural gas wells. This activity downturn has significantly reduced the operating results of our Haynesville Proppant reporting unit. In the second quarter of 2024, we noted that our customers’ activity levels were not expected to significantly recover in the short-term. The reduced operating results of our Haynesville Proppant reporting unit therefore resulted in a triggering event and, accordingly, we performed an interim quantitative impairment test in the second quarter of 2024. Based upon the results of our interim quantitative impairment test, we concluded that the carrying value of the Haynesville Proppant reporting unit exceeded its estimated fair value, which resulted in a goodwill impairment charge of $67.7 million for the three months ended September 30, 2024. This goodwill impairment charge represented all of the goodwill recorded on the Haynesville Proppant reporting unit. If overall market conditions deteriorate, or if we are unable to achieve our forecasted results, future non-cash impairment charges may result in other reporting units which could be material.

In 2024, we experienced a decline in our operating results for our Permian Proppant reporting unit and our Eagle Ford Proppant reporting unit. In the third quarter of 2024, we noted that our operating results for these reporting units were not expected to significantly recover in the short-term. The reduced operating results for these reporting units resulted in triggering events and, accordingly, we performed interim quantitative impairment tests in the third quarter of 2024. Based upon the results of our interim quantitative impairment tests, we concluded that the carrying values of the Permian Proppant and Eagle Ford Proppant reporting units exceeded their estimated fair values, which resulted in goodwill impairment charges of $2.4 million and $4.4 million, respectively, for the three and nine months ended September 30, 2024, which represented all of the goodwill recorded on these reporting units.

Other Operating Expense, Net

The following table summarizes our other operating expenses, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Litigation expenses and accruals for legal contingencies	$2.9	$10.3	$16.9	$23.5
Gain on insurance recoveries	—	—	(3.2)	—
Transaction costs	3.9	—	3.9	—
Severance charges	0.7	1.1	2.5	1.1
(Gain) loss on disposal of assets	(1.4)	(1.3)	(2.5)	(0.3)
Supply commitment charge	9.4	—	9.6	—
Acquisition earnout adjustments	—	—	—	(6.6)
Provision for credit losses, net of recoveries	—	—	—	0.1
Total	$15.5	$10.1	$27.2	$17.8

Litigation expenses and accruals for legal contingencies generally represent legal and professional fees incurred in litigation as well as estimates for loss contingencies with regards to certain vendor disputes and litigation matters. In the periods presented, substantially all of these costs represent litigation costs incurred in connection with certain patent infringement lawsuits with Halliburton, which were settled in September 2024. See "Note 9. Commitments and Contingencies" for a discussion of significant litigation matters.

Gain on insurance recoveries consists of insurance proceeds received for accidentally damaged or destroyed equipment in excess of its carrying value.

The transaction costs for the three and nine months ended September 30, 2024, represent deferred costs incurred for Alpine's initial public offering that were charged to earnings as a result of its postponement.

Severance charges for the three and nine months ended September 30, 2024 relate to the departure of certain highly-compensated employees.

(Gain) loss on disposal of assets, net consists of gains and losses on the sale of excess property, early equipment failures and other asset dispositions.

Supply commitment charges for the three and nine months ended September 30, 2024, represent charges related to contractual inventory purchase commitments to certain proppant suppliers. These charges were attributable to our decreased volume of purchases from these suppliers due to certain customers decreasing their activity levels. If future customer demand differs from our contracted supply, we may incur supply commitment charges in future periods.

The acquisition earnout adjustment for the nine months ended September 30, 2023 represents a decrease in the fair value of the contingent consideration related to our acquisition of REV in December 2022.

Interest Expense, Net

Interest expense, net of interest income, for the three and nine months ended September 30, 2024 was $40.6 million and $117.8 million, respectively, which was consistent with $40.2 million and $116.1 million in the same periods in 2023.

Gain (Loss) on Extinguishment of Debt

For the nine months ended September 30, 2023, we recognized a net gain of $4.1 million, which was primarily due to the forgiveness of Flotek's Paycheck Protection Program loan in the first quarter of 2023.

Other (Expense) Income, Net

For the three and nine months ended September 30, 2024 we recognized a loss of $0.1 million and a gain of $1.2 million, respectively, compared with a loss of $4.9 million and $22.0 million in the same periods in 2023. The 2023 loss was primarily attributable to a decrease in the fair value of our investment in BPC and the change in fair value of our Munger make-whole provision.

Income Taxes

Income taxes were a benefit of $24.9 million and an expense of $9.6 million for the nine months ended September 30, 2024 and 2023, respectively. Our effective tax rate for the nine months ended September 30, 2024 was 19.0%, compared with 20.5% in the same period in 2023.

For the nine months ended September 30, 2024, our income tax provision included a discrete benefit of $25.6 million related to the release of a portion of the valuation allowance on our net deferred tax assets. This discrete item was caused by the assumption of a $25.6 million net deferred tax liability in our acquisition of AST, which made it more likely than not that we would be able to utilize a corresponding amount of our deferred tax assets. Excluding this discrete item, the difference between our effective tax rate and the federal statutory rate related to changes in the valuation allowance on our net deferred tax assets.

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

At September 30, 2024, we had $20.5 million of cash and cash equivalents, excluding Flotek, and $88.7 million available for borrowings under our revolving credit facility, which resulted in a total liquidity position of $109.2 million. Refer to our Annual Report for more information regarding our revolving credit facility.

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

Cash Flows

Cash flows provided by (used in) each type of activity were as follows:

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$290.8	$510.8
Investing activities	(351.8)	(687.4)
Financing activities	61.2	164.5
Net change in cash, cash equivalents, and restricted cash	$0.2	$(12.1)

Operating Activities. Net cash provided by operating activities was $290.8 million and $510.8 million for the nine months ended September 30, 2024 and 2023, respectively. Cash flows from operating activities consist of net income or loss adjusted for non-cash items and changes in net working capital. Net income or loss adjusted for non-cash items for the nine months ended September 30, 2024 resulted in a cash increase of $255.6 million compared with a cash increase of $391.3 million in the same period of 2023. This change was primarily due to lower earnings in 2024. Changes in net working capital for the nine months ended September 30, 2024 resulted in a cash increase of $35.2 million compared with a cash increase of $119.5 million in the same period of 2023. This change was primarily due to decreased cash from accounts receivable in 2024, which was partially offset by increased cash provided by inventories and accounts payable in 2024.

Investing Activities. Net cash used in investing activities was $351.8 million and $687.4 million for the nine months ended September 30, 2024 and 2023, respectively. This change was primarily due to decreased cash used for acquisitions and capital expenditures in 2024.

Financing Activities. Net cash provided in financing activities was $61.2 million and $164.5 million for the nine months ended September 30, 2024 and 2023, respectively. Net cash provided in 2024 and 2023 was primarily attributable to borrowings to fund acquisitions and utilization of our revolving credit facility for general corporate purposes. Additionally, in 2023 we received net proceeds of $48.9 million from the issuance of Preferred Stock.

Cash Requirements

Our material cash requirements have consisted of, and we anticipate will continue to consist of the following:

•
debt service obligations, including interest and principal;
•
capital expenditures;
•
purchase commitments;
•
tax receivable agreement payments, and
•
acquisitions of strategic businesses.

Debt Service Obligations

As of September 30, 2024 we have $1,205.7 million in aggregate principal amount of long-term debt outstanding, with $171.9 million coming due over the next twelve months. For additional information about our long-term debt, see "Note 4. Debt" in the notes to our unaudited condensed consolidated financial statements and Item 8 "Financial Statements and Supplementary Data" in our Annual Report.

Both the 2029 Senior Notes and the ABL Credit Facility contain certain customary representations and warranties and affirmative and negative covenants. As of September 30, 2024, we were in compliance with these covenants.

The Alpine 2023 Term Loan originally contained a covenant commencing with the fiscal quarter ending September 30, 2024, requiring Alpine not to exceed a maximum Total Net Leverage Ratio (as defined in the Alpine Term Loan Credit Agreement) of 2.00 to 1.00. This ratio is generally the consolidated total debt of Alpine divided by Alpine's adjusted EBITDA. In the second quarter of 2024, this covenant was amended to commence testing compliance with the Total Net Leverage Ratio with the fiscal quarter ending on September 30, 2025. As a result of Alpine’s lower than expected operating results in 2024, Alpine is closely monitoring its forthcoming compliance obligation with this covenant. While there can be no assurance, Alpine believes that it will be able to meet, modify, or further defer this debt covenant.

Capital Expenditures

The nature of our capital expenditures consists of a base level of investment required to support our current operations and amounts related to growth and company initiatives.

During the nine months ended September 30, 2024 our capital expenditures were $191.8 million, consisting of maintenance capital expenditures for our hydraulic fracturing fleet, upgrades to legacy pumps, expenditures to maintain efficient operations at our sand mines, and investments in next generation technology.

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

Purchase Commitments

As of September 30, 2024, we had purchase commitments of $5.4 million in 2024 and $55.8 million in 2025 for minimum sand commitments and hydraulic fracturing equipment components.

Tax Receivable Agreement

As of September 30, 2024 we have $71.3 million of estimated tax receivable agreement obligations, with an estimated $3.2 million coming due over the next twelve months. This obligation will generally be paid under the tax receivable agreement as the Company realizes actual cash tax savings from the tax benefits covered by the tax receivable agreement in future tax years. We do not expect a significant increase in the estimate of this liability in future periods. For additional information about our tax receivable agreement, please see Item 8 "Financial Statements and Supplementary Data" in our Annual Report.

Commitments and Contingencies

Prior to September 2024, we were litigating multiple patent infringement lawsuits against Halliburton. In September 2024, we settled these lawsuits with Halliburton for a confidential amount and the financial effects of this matter have been included in our consolidated financial statements as of September 30, 2024. See “Note 9. Commitments and Contingencies” in the notes to our unaudited condensed consolidated financial statements for further discussion.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2024, we held no derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. We are subject to interest rate risk on our variable-rate debt. A 1% increase in interest rates on our variable-rate debt as of September 30, 2024, would increase the annual interest payments for this debt by approximately $11.1 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Executive Chairman (our principal executive officer) and our Chief Financial Officer (our principal financial officer), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Executive Chairman and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Executive Chairman and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

Securities Trading Plans

During the three months ended September 30, 2024, none of our directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

10.1#

First Amendment to Employment Agreement, effective as of September 25, 2024, between ProFrac Holdings II, LLC and Michael Henry (incorporated by reference to Exhibit 10.1 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on October 1, 2024).

10.2	Indemnification Agreement (Michael Henry) (incorporated by reference to Exhibit 10.2 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on October 1, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95*	Mine Safety Disclosure Exhibit.
101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive date file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.
104*	Cover Page Interactive Date File (embedded within the Inline XBRL document).

* Filed herewith.

** Furnished herewith.

# Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 6, 2024.

ProFrac Holding Corp.

By:	/s/ Matthew D. Wilks
Name: Matthew D. Wilks
Title: Executive Chairman and Director (Principal Executive Officer)

By:	/s/ Austin Harbour
Austin Harbour
Title: Chief Financial Officer (Principal Financial Officer)