Form 10-K
period 2024-12-31
ProFrac Holding Corp.
filed 2025-03-10
CIK 1881487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
Emerging growth company	☐

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

The aggregate market value of the registrant’s Class A common stock, $0.01 par value per share, held by non-affiliates of the registrant as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $154,441,917 based on the closing price of $7.41 per share of the Class A common stock, as reported on The Nasdaq Global Select Market on that date.

As of March 3, 2025, the registrant had 160,178,432 shares of Class A common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2025 Annual Meeting of Stockholders, which will be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
uncertainty regarding the timing, pace and extent of economic growth in the United States and elsewhere, which in turn may affect demand for crude oil and natural gas and the demand for our services;
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
•
changes in general economic and geopolitical conditions, including any impacts from inflation and tariffs;
•
competitive conditions in our industry;
•
changes in the long-term supply of and demand for oil and natural gas;
•
actions taken by our customers, competitors and third-party operators;
•
technological advances affecting energy consumption;
•
a decline in demand for proppant;
•
our ability as well as the ability of our customers to obtain permits, approvals and authorizations from governmental and third parties, and the effects of or changes to U.S. government regulation;
•
changes in the availability and cost of capital;
•
inflationary factors, such as increases in the labor costs, material costs and overhead costs;
•
large or multiple customer defaults, including defaults resulting from actual or potential insolvencies;

•
the effects of consolidation on our customers or competitors;
•
the price and availability of debt and equity financing including changes in interest rates;
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
•
risks relating to launching new businesses;
•
federal, state and local regulation of hydraulic fracturing and other oilfield service activities, as well as exploration and production activities, including public pressure on governmental bodies and regulatory agencies to regulate the industry;
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

PART I

ITEM 1. BUSINESS

Unless the context otherwise requires or is otherwise indicated, references in this Annual Report to the “Company,” “ProFrac,” “we,” “our” and “us,” or like terms, refer to (i) before the completion of the Corporate Reorganization, ProFrac Holdings, LLC, a Texas limited liability company (“ProFrac LLC”), and its consolidated subsidiaries; and (ii) following the completion of the Corporate Reorganization, ProFrac Holding Corp., a Delaware corporation (the “Issuer” or “ProFrac Corp.”), and its consolidated subsidiaries.

When we refer to a “fleet” or a “frac fleet,” we are referring to the pumping units, truck tractors, data trucks, storage tanks, chemical additive and hydration units, blenders and other equipment necessary to perform well stimulation services, including back-up pumping capacity.

Overview and Strategy

ProFrac Holding Corp. is a technology-focused, vertically integrated, innovation-driven energy services holding company providing hydraulic fracturing, proppant production, other completion services and other complementary products and services including distributed power generation to leading upstream oil and natural gas companies engaged in the exploration and production ("E&P") of North American unconventional oil and natural gas resources throughout the United States. Founded in 2016, ProFrac was built to be the go-to service provider for E&P companies' most demanding hydraulic fracturing needs. ProFrac Corp. operates in three business segments: Stimulation Services, Proppant Production and Manufacturing.

We employ a differentiated business model, focused on vertical integration, technological innovation and actively acquiring assets and businesses that expand our capabilities. In combination with our technical expertise, our ability to design and manufacture equipment and produce proppant positions us to custom tailor our products and services to meet the needs of our customers.

We believe our combined technical and operational capabilities integrated across our three segments uniquely position us to capitalize on the demand for well stimulation services to support the ongoing development of American oil and gas reserves.

Our operations are focused on the most active unconventional regions in the United States, where we have cultivated deep and longstanding customer relationships with some of those regions’ leading E&P companies. We believe we are among the largest well stimulation services providers in the United States, with 28 active fleets as of December 31, 2024. We operate throughout nearly all major unconventional oil and gas basins in the United States and our scale and geographical footprint provide us with both operating leverage as well as exposure to a diversified customer and commodity mix.

We are also among the largest producers of in-basin frac sand in the United States, with approximately 21.5 million tons of annual nameplate capacity across eight frac sand mines (including our idled Merryville Sand Mine) in the Haynesville Shale in East Texas, Louisiana and Arkansas (the “Haynesville”), the Permian Basin in West Texas and New Mexico (the “Permian”) and the Eagle Ford Shale in South Texas (the “Eagle Ford”). In addition to the significant quantitative and qualitative benefits that our Proppant Production segment provides to our Stimulation Services Segment, our scale, reach and proximity of our mines to customers’ well sites enable reliable, low-cost sand production for third party proppant customers.

Our business combines a young fleet of modern, technologically advanced pressure pumping equipment with vertically integrated proppant, chemicals and manufacturing, enabling us to deliver premium products and service quality while maintaining an advantaged cost structure.

Operating Segments

Stimulation Services Segment

ProFrac is one of the largest providers of well stimulation services in the United States. As of December 31, 2024, we had 28 active fleets. Of our active fleets 15 are Tier IV fleets (14 of which are dual fuel or DGB equipment), nine are Tier II (two of which are dual fuel equipment) and four are electric fleets. Currently, our operations are focused on the Permian, Eagle Ford, Haynesville, Appalachia, the Bakken and the Rockies. With our broad operating footprint, we are able to serve a diversified base of E&P customers that are developing both oil and natural gas reserves.

Our hydraulic fracturing fleets have been designed to handle the most demanding well completions, which are characterized by higher pumping pressures, higher pumping volumes and longer horizontal wellbores. Through our integrated asset management program we continue to upgrade and overhaul our fleets. This program is designed to deliver field-ready equipment that is engineered for reliability, purpose-built to meet customer requirements, and standardized in both appearance and operation. By centralizing asset management, we are able to manage equipment availability holistically, which enables our operating regions to focus on executing operations efficiently at the wellhead.

In addition to our diesel-burning and dual-fuel fleets, we are one of the largest providers of electric powered fleets in the industry. This technology utilizes electric motors powered by lower-cost, lower-emission power solutions, primarily using on-site generation from natural gas produced and conditioned in the field or compressed natural gas (“CNG”). We believe that this fuel supply can provide our customers with additional tools to meet their emissions and sustainability goals by reducing their reliance on diesel fuel, as well as offer significant fuel cost savings. These fleets are intended to provide our customers a suite of options to satisfy their ESG objectives while maximizing operating efficiency.

Our Stimulation Services competitors include Halliburton Company, Liberty Energy Inc., ProPetro Holding Corp., and Patterson-UTI Energy, Inc., among others.

Proppant Segment

We are among the largest producers of in-basin frac sand in the United States, with approximately 21.5 million tons of annual nameplate capacity across eight frac sand mines (including our idled Merryville Sand Mine) in the Haynesville Shale in East Texas, Louisiana and Arkansas (the “Haynesville”), the Permian Basin in West Texas and New Mexico (the “Permian”) and the Eagle Ford Shale in South Texas (the “Eagle Ford”). Our primary objective is to be the most reliable, cost-effective supplier of in-basin frac sand while maximizing value to our stakeholders through the generation of strong cash flow. We believe that our scale, our proximity to our customers’ operations in key markets and our commercial approach differentiates us from our competitors and positions us to meet our primary objective.

Our scale enables us to be a reliable, low-cost producer for customers in the areas in which we operate. Our mines are strategically located throughout some of the most active crude oil and natural gas production markets: the Haynesville, Permian and Eagle Ford. Our geographic diversification, as well as diversification across oil and natural gas production, allows us the flexibility to respond to market volatility. The proximity of our mines to the areas in which our customers operate allows them to lower transportation cost, reduce transportation time, improve reliability of delivery, reduce down time, store less proppant on-site and increase operational efficiencies.

Competitors to our Proppant Production segment include Atlas Energy Solutions Inc., Badger Mining Corporation, Iron Oak Energy Solutions, Freedom Proppant, High Roller Sand, Signal Peak Silica, U.S. Silica Inc., Vista Minerals and Capital Sand Company, among others.

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

Vertical integration enables us to realize a lower capital investment and operating expense by capturing the margin of manufacturing and/or maintenance, and by enabling the ongoing improvement of our equipment and processes as part of a continuous research and development cycle. We believe our approach to growing, maintaining and modernizing our fleets helps us mitigate supply chain constraints that have disrupted competitors’ and customers’ operations in the past. Our in-house manufacturing capabilities also allow us to rapidly implement new technologies in a cost-effective manner.

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

Competitors to our Manufacturing segment include Caterpillar, Inc., Gardner Denver, and EnQuest Energy Solutions, among others.

Other Business Activities

The Company’s other business activities have historically been comprised of Flotek Industries. In May 2024, the Company formed a new entity, Livewire Power, LLC (“Livewire”), which began operations in October 2024 and is reported under other business activities. Livewire enables onsite power generation services for oilfield and non-oilfield customers that require off-grid power solutions. Livewire’s power generation equipment is comprised of owned and leased natural gas reciprocating engines and turbine assets.

Competitors include Life Cycle Power, Voltagrid LLC, Solaris Energy Infrastructure, Inc., Liberty Energy Inc. and Gensystems Power Solutions, among others.

Flotek creates unique solutions to reduce the environmental impact of energy on air, water, land and people. As a technology-driven, specialty green chemistry and data company, Flotek helps customers across industrial and commercial markets improve their environmental performance. Flotek serves specialty chemistry needs for both domestic and international energy markets. Flotek’s Chemistry Technologies segment designs, develops, manufactures, packages and distributes green, specialty chemicals that help customers improve their return on invested capital, lower operational costs and realize tangible environmental benefits aimed at enhancing the profitability of hydrocarbon producers. Flotek’s Data Analytics segment aims to enable users to maximize the value of their hydrocarbon associated processes by providing analytics associated with their hydrocarbon streams in seconds rather than minutes or days. The real-time access to information prevents waste, reduces reprocessing and allows users to pursue automation of their hydrocarbon streams to increase their profitability.

Competitors of Flotek Industries include various small and large companies that provide chemical and data analysis products and services for domestic and international energy markets.

2024 Significant Events

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

In June 2024, we acquired 100% of the issued and outstanding common stock of NRG Manufacturing, Inc., which manufactures equipment used in the hydraulic fracturing industry, and its affiliate, AMI US Holdings, Inc., which develops commercial software used in hydraulic fracturing industry (collectively, “NRG”), for total purchase consideration of $6.0 million in cash.

In December 2024, we sold certain stimulation service equipment to the Wilks Parties in exchange for cash consideration of approximately $40.0 million. We now lease such equipment from the Wilks Parties in exchange for aggregate monthly lease payments totaling $44.8 million through December 2028. The cash consideration received was $26.5 million more than the carrying value of these assets. Because this sale was to an affiliate under common control, we accounted for the $26.5 million as an equity transaction recorded as a deemed contribution within our consolidated statements of changes in equity.

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

Flying A Pump Services, LLC Agreement

In June 2023, ProFrac arranged to sell certain surplus equipment and inventory components and to assign certain pre-orders for equipment to Flying A Pump Services, LLC (“Flying A”), at prices which are consistent with fair market value, for a total consideration of $36.3 million. ProFrac received the proceeds from this transaction in June 2023. Subsequent to June 30, 2023, Flying A requested changes to the mix of the assets being sold to it by the Company without altering the total consideration, and the Company and Flying A agreed to add to the transaction agreement a most favored nation clause on pricing and a condition to closing that the Company’s Audit Committee approve the final mix of assets to be transferred to Flying A. We delivered $28.9 million of these components to Flying A in 2023. In January 2024, we agreed to sell $8.4 million of additional equipment to Flying A under similar terms. We received the proceeds from this additional transaction in January 2024. We delivered $12.6 million of product to Flying A in 2024. We expect to deliver the remaining $3.2 million of product to Flying A in 2025.

Debt Refinancing

In December 2023, we completed the refinancing of our existing senior secured term loan and other debt with two new financings totaling $885 million, which will both mature in 2029. As a result of these transactions, we extended our significant debt maturities to 2029. For more information, see “Note 7. Debt” in the notes to our consolidated financial statements.

Customers

Our customers consist primarily of E&P companies in the continental United States. For the years ended December 31, 2024, and December 31, 2023, and December 31, 2022 no individual customer represented more than 10% of our consolidated revenues. The loss of any of our largest customers could have a material adverse effect on our results of operations.

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

As of December 31, 2024, we employed 3,077 people, none of whom are represented by labor unions or subject to collective bargaining agreements.

Health and Safety. The health, safety, and well-being of our employees is of utmost importance to us. We have a proven track record in safety performance with a Total Reportable Incident Rate of 0.28 for the year ended December 31, 2024, including our manufacturing division.

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

Intellectual Property

We have been granted over 149 patents worldwide, which begin to expire in late 2032. We have over 160 additional patent applications pending worldwide. Many of these patents were filed in an effort to protect USWS electric fleet technology from being duplicated by competitors. We also use proprietary technology to support our preventative maintenance program and prolong equipment useful life. Although in the aggregate, our trademarks and patents are important to us, we do not regard any single trademark, patent, or group of related trademarks or patents as critical or essential to our business as a whole. For information regarding litigation involving our intellectual property portfolio, see “Note 14. Commitments and Contingencies” in the notes to our consolidated financial statements.

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

Environmental and Occupational Health and Safety Regulations

Our operations are subject to stringent laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection, compliance, and occupational health and safety. Numerous federal, state, and local governmental agencies issue regulations that often require difficult and costly compliance measures that could carry substantial administrative, civil, and criminal penalties for non-compliance and may result in injunctive action. In certain circumstances, states have the option of adopting more stringent environmental standards and regulations than are implemented on the federal level. These laws and regulations may, for example, restrict the types, quantities and concentrations of various substances that can be stored, transported, disposed or released into the environment; limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands, ecologically or seismically sensitive areas and other protected areas; or require action to prevent, control, or remediate pollution from current or former operations. Also, these laws and regulations often require permits, authorizations, or licenses that impose operational restrictions and reporting obligations. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products into the environment. Changes in environmental, health and safety (“EHS”) laws and regulations occur frequently, and any changes that result in more stringent and costly requirements could materially adversely affect our operations and financial position. For example, following political and administrative changes, it is possible that there may be greater environmental, health and safety restrictions, particularly with regards to hydraulic fracturing, permitting, and greenhouse gas (“GHG”) emissions that may affect our operations. We expect the current Trump administration to be more lenient. We have not experienced any material adverse effect from compliance with current EHS requirements; however, we cannot guarantee this will always be the case.

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

Water Discharges. The Clean Water Act (“CWA”), Safe Drinking Water Act (“SDWA”), Oil Pollution Act (“OPA”) and analogous state laws and regulations impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other oil and gas wastes, into regulated waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. Federal and state laws and regulations may also regulate the discharge of stormwater or discharge to groundwater, often necessitating additional permits and design criteria. The discharge of dredge and fill material into regulated waters, including wetlands, is also prohibited, unless authorized by a permit issued by the U.S. Army Corps of Engineers (the “Corps”). The scope of these regulated waters has been subject to controversy and revisions in recent years. To the extent any rule or regulation expands the scope of the CWA’s jurisdiction, we and our customers could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. Additionally, many states have similar requirements that apply to state waters where federal jurisdiction ends, and as a result, under most circumstances, discharges of pollutants reaching any permanent waterbodies will likely be regulated.

Noncompliance with the CWA, SDWA, OPA, or other laws or regulations relating to water discharges may result in substantial administrative, civil and criminal penalties, as well as injunctive obligations, for us or our customers. The process for obtaining or renewing permits also has the potential to delay operations. Additionally, spill prevention, control and countermeasure plan requirements require appropriate containment berms and similar structures to help prevent the contamination of regulated waters

Air Emissions. The Clean Air Act (“CAA”) and comparable state laws and regulations, regulate emissions of various air pollutants through the issuance of permits and the imposition of other emissions control requirements. The EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants from specified sources. New facilities may be required to obtain permits and meet more stringent design criteria before work can begin, and existing facilities may be required to obtain additional permits and incur capital costs in order to remain in compliance. For example, the EPA has established emission control requirements for crude oil and natural gas production and processing operations and established criteria for aggregating multiple small surface sites into a single source for air quality permitting purposes, which could cause small facilities, on an aggregate basis, to be deemed a major source subject to more stringent air permitting processes and requirements. These and other laws and regulations may increase the costs of compliance for some facilities where we operate. Obtaining or renewing permits also has the potential to delay the development of oil and natural gas projects. Additional costs or delays incurred by our customers could adversely affect demand for the oil and natural gas they produce, which could reduce demand for our services.

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

In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, following the U.S. Supreme Court finding that GHG emissions constitute a pollutant under the CAA, the EPA adopted regulations that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, and together with the DOT, set GHG emissions and fuel economy standards for vehicles in the United States. In addition, the regulation of methane from oil and gas facilities has been subject to uncertainty in recent years. The potential reinstatement of direct regulation of methane emission for new sources and the promulgation of requirements for existing oil and gas customers could result in increased costs for our customers and consequently adversely affect demand for our services.

Separately, various states and groups of states have adopted or are considering adopting legislation, regulation or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of GHG emissions. For example, several states, including Pennsylvania and New Mexico, have proposed or adopted regulations restricting the emission of methane from E&P activities. Additionally, domestic and international proposals aim to, among other things, cut global methane pollution, increase spending on promoting “clean energy,” and limit methane emissions from certain facilities, including certain oil and gas facilities. The full impacts of such orders, pledges, agreements and any further legislation or regulation promulgated to fulfill the United States’ commitments under these initiatives cannot be predicted at this time.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate change related pledges made by certain candidates now in public office. For example, in November 2022, the U.S. Bureau of Land Management (“BLM”) issued a proposed rule to reduce the waste of natural gas from venting, flaring and leaks during oil and gas production activities on federal and American Indian leases. For more information, see our regulatory disclosure below titled “Regulation of Hydraulic Fracturing and Related Activities.” As a result, we cannot predict the full impact of these developments or whether further restrictions will be pursued. Such developments could have an adverse effect on our business to the extent they result in decreased demand for our products and services.

Additionally, on March 6, 2024, the SEC adopted new rules relating to the disclosure of a range of climate-related risks. However, on April 4, 2024, the SEC issued an order staying the new rules until the completion of litigation challenging the SEC’s authority to adopt such rules. At this time, we cannot predict the costs, if any, of implementation or any potential adverse impacts resulting from the rule. However, we or our customers could incur increased costs related to the assessment and disclosure of climate-related risks. In addition, enhanced climate disclosure requirements could accelerate the trend of certain stakeholders and lenders restricting or seeking more stringent conditions with respect to their investments in certain carbon intensive sectors.

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

Endangered and Threatened Species. Environmental laws such as the Endangered Species Act (“ESA”) and analogous state laws may impact exploration, development and production activities in areas where we operate. The ESA provides broad protection for species of fish, wildlife and plants that are listed as threatened or endangered. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (“MBTA”) and various state analogs. The U.S. Fish & Wildlife Service (“FWS”) may identify previously unidentified endangered or threatened species or may designate critical habitat and suitable habitat areas that it believes are necessary for survival of a threatened or endangered species. For example, the dunes sagebrush lizard, which is found only in the active and semi-stable shinnery oak dunes of southeastern New Mexico and adjacent portions of Texas (including areas where our customers operate), was listed as an endangered species by the FWS on June 20, 2024. The FWS has not yet proposed to designate critical habitat for the dunes sagebrush lizard, which it may do so up to a year after a listing under the ESA. FWS has also developed a conservation agreement that would implement certain protective practices for the species and authorize incidental taking of the species resulting from certain covered activities, including exploration and development of oil and gas fields. The conservation agreement is known as a Candidate Conservation Agreement with Assurances (“CCAA”). We have joined the CCAA in an effort to mitigate potential impacts on our business of a listing of the Dunes Sagebrush Lizard by the FWS.

To the extent any protections are implemented or increased for certain species or habitat, it could cause us or our customers to incur additional costs or become subject to operating restrictions or operating bans in the affected areas.

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

There remains a significant uncertainty and increased regulatory risks and costs relating to hydraulic fracturing and other onshore oil and gas exploration and production activities. These issues could result in decreased activity on federal land, adversely impacting demand for our services.

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

Mining Activities. Our sand mining operations are subject to the oversight of the U.S. Mine Safety and Health Administration (“MSHA”), which is administered by the DOL and is the primary regulatory agency with jurisdiction over the commercial silica industry. MSHA regulates quarries, surface mines, underground mines, and the industrial mineral processing facilities associated with quarries and mines. In June 2022, the MSHA launched a new enforcement initiative to better protect miners in the United States from health hazards resulting from repeated overexposure to respirable crystalline silica. MSHA administers and enforces the provisions of the Federal Mine Safety and Health Act of 1977 (“FMSHA”), as amended by the

Mine Improvement and New Emergency Response Act of 2006. FMSHA imposes stringent health and safety standards on numerous aspects of our operations inclusive of mineral extraction and processing operations, transportation and transloading of silica and delivery of silica sand to well sites. These standards include, among others, the training of personnel, operating procedures, operating and safety equipment, and other matters. As part of MSHA’s oversight, its representatives must perform at least two unannounced inspections annually for each surface mining facility in its jurisdiction. In April, 2024, the DOL issued a final rule amending its existing standards and setting a permissible exposure limit of respirable crystalline silica and including other requirements to protect miner health, such as exposure sampling, corrective actions to be taken when miner exposure exceeds the permissible exposure limit, and medical surveillance for miners.

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

Demand for our services depends on the level of capital expenditures in the United States by companies in the oil and natural gas industry. A prolonged reduction in oil and gas prices would generally depress the level of oil and natural gas exploration, development, production, and well completion activity and would result in a corresponding decline in the demand for the hydraulic fracturing services that we provide. If prices decline, similar declines in our customers’ spending would have an adverse effect on our revenue.

Numerous factors beyond our control affect our customers’ decisions regarding their level of exploration and production activity at any given time and, therefore, have an impact on the level of demand for our services at such time, including:

•
changes in U.S. energy policy;

•
the global supply of, and demand for, oil and natural gas;
•
the cost of exploring for, developing, producing and delivering oil and natural gas;
•
the supply of and demand for drilling and hydraulic fracturing equipment;
•
the expected decline of rates of current oil and gas production;
•
the uncertainty in capital and commodities markets and the ability of oil and gas producers to access capital;
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

The majority of our revenue is generated from the provision of hydraulic fracturing services to a discrete number of recurring customers. During the fiscal years ended on December 31, 2024, 2023 and 2022, our top ten customers represented 37%, 41% and 35% of our consolidated revenues, respectively.

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

As a vertically integrated company, our Proppant Production segment and power generation business make significant intercompany sales to our Stimulation Services segment and could be adversely affected if our Stimulation Services segment fails to perform as expected.

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

A significant portion of our frac sand mining operations are currently conducted in whole or in part by contractors, including services from related parties. Contractors provide us mining, wet and dry loading and hauling services at our Kermit Sand Mine, Lamesa Sand Mine, Monahans Sand Mine, San Antonio Sand Mine, and Merryville Sand Mine (when not idled), and provide us certain related equipment. Wilks Earthworks, LLC (“Earthworks”), an affiliate of the Wilks Parties, provides us those services at our Kermit Sand Mine, Lamesa Sand Mine and San Antonio Sand Mine pursuant to a Master Services Agreement dated effective as of December 1, 2022 (the “Earthworks Services Agreement”). The initial term of the agreement expired on December 1, 2024, but it renews automatically for successive one year terms unless earlier terminated. As a result of these arrangements, our operations are subject to a number of risks, some of which are outside our control and may negatively affect our operations and financial results, including:

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
•
liability to third parties as a result of the actions of our contractors; and

•
the inability to replace a contractor and its operating equipment in the event that either party terminates the agreement; and negotiating renewal terms or new agreements with contractors on acceptable terms.

Inaccuracies in our estimates of frac sand mineral reserves and resource deposits, or deficiencies in our title to those deposits, could result in our inability to mine the deposits or require us to pay higher than expected costs.

We base our frac sand mineral reserve and resource estimates on engineering, economic and geological data assembled and analyzed by our mining engineers, which are reviewed periodically by outside firms. However, frac sand reserve and resource estimates are necessarily imprecise and depend to some extent on statistical inferences drawn from available drilling data, which may prove unreliable. There are numerous uncertainties inherent in estimating quantities and qualities of frac sand reserves and resources, many of which are beyond our control and any of which could cause actual results to differ materially from our expectations. These uncertainties include:

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

In addition, title to, and the area of, mineral properties and water rights may also be disputed. Mineral properties sometimes contain claims or transfer histories that examiners cannot verify. A successful claim that we do not have title to one or more of our properties or lack appropriate water rights could cause us to lose any rights to explore, develop and extract any minerals on that property, without compensation for our prior expenditures relating to such property. Any inaccuracy in our estimates related to our mineral reserves and resource mineral deposits, or our title to such deposits, could result in our inability to mine the deposits or require us to pay higher than expected costs.

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

As our customers have become more focused on the reductions of their emissions footprint, we have introduced products and services (such as our electric-powered hydraulic fracturing fleets) to meet their needs. As of December 31, 2024, approximately 70% of our pumps rely on electric frac or natural gas burning engine technology (which we consider to be currently the most environmentally friendly available technologies used in our industry). In addition to being less attractive to customers, the legacy portion of our fleet is less efficient, and often requires additional maintenance and capital expenditures to be kept in good operating condition and may, therefore, be subject to longer or more frequent periods of unavailability.

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

Since the beginning of 2022, we have aggressively pursued our growth and vertical integration strategies through a series of acquisitions, investments and procurement arrangements that increased our total assets from $664.6 million at December 31, 2021, to $3.0 billion at the end of fiscal year 2024.

For a company of our size and resources, the rapid pace and volume of deal-making activity may create risks and uncertainties that can have a material adverse effect on the daily conduct of our business, and negatively impact our cash flows, financial condition and results of operations. For example, we are exposed to the risk that the day-to-day management, oversight, and operation of our business and our financial results may be adversely affected by:

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

In addition, because the historical utilization rates of any acquired assets may be lower than ours, our utilization ratio could decrease during the course of an initial integration period. Accordingly, there can be no assurance the utilization for acquired assets will align with the utilization of our existing fleet or on our anticipated timeline or at all.

We have incurred and may continue to incur substantial indebtedness to finance acquisitions. We have also issued equity and may issue additional equity, or convertible securities in connection with such acquisitions. Debt service requirements could represent a significant burden on our results of operations and financial condition, and the issuance of additional equity or convertible securities could be dilutive to our existing shareholders.

Our growth and vertical integration objectives require substantial capital that we may be unable to obtain, or may only obtain at a cost or under terms that adversely affect our cash flows, financial condition and results of operations.

We have historically financed capital expenditures primarily with cash generated by operations, equipment and vendor financing, and borrowings under our credit facilities and other debt financing. As of the date of this annual report, however, the continued reliability of our traditional sources of funding has to be questioned. Any disruptions or continuing volatility in the global financial markets (including as a result of a potential U.S. government default) may lead to additional increases in interest rates, or to a contraction in credit availability that could impair our ability to finance our operations and acquisitions. In the event our capital expenditure requirements at any time are greater than the amounts then available to us, we may not be able to obtain funding from such alternative sources of capital, and may be required to curtail or eliminate contemplated activities. Even if we can obtain capital from alternative sources, the terms of such fundings may not be favorable to us. In particular, the terms of any debt financing may include covenants that significantly restrict our operations. Our inability to grow as planned may reduce our chances of maintaining and improving profitability.

We may have difficulty managing growth in our business, which could adversely affect our financial condition and results of operations.

Growth in accordance with our business strategy, if achieved, could place a significant strain on our financial, operational and management resources. As we expand the scope of our activities and our geographic coverage through both organic growth and acquisitions, there will be additional demands on our financial, legal, accounting, technical, operational and management resources. For example, in October 2024, Livewire commenced operations as a new line of our business intended to provide onsite power generation services for oilfield and non-oilfield customers that require off-grid power solutions. The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including the failure to recruit and retain experienced managers and other professionals, could have a material adverse effect on our business, liquidity positions, financial condition, results of operations and prospects and our ability to successfully or timely execute our business strategy.

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

As of December 31, 2024, we had outstanding principal indebtedness of $1,138.9 million. See “Note 7. Debt” in the notes to our consolidated financial statements for more details on our debt including the portion of our outstanding principal that matures in the year ending December 31, 2025. Our existing and future indebtedness, whether incurred in connection with acquisitions, operations or otherwise, and limited access to liquidity may adversely affect our operations and limit our growth, and we may have difficulty making debt service payments on such indebtedness as payments become due. Our level of indebtedness may affect our operations in several ways, including:

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

As a result of our debt refinancing transaction in December 2023, we are required to segregate collateral associated with Alpine Holding, LLC, PF Proppant Holdings, LLC and their respective subsidiaries and may have limited ability to access or use Alpine’s cash to satisfy our obligations or the obligations of our other subsidiaries. We also have limited ability to provide Alpine with liquidity to satisfy its obligations. See “Note 7. Debt” in the notes to our consolidated financial statements for discussion of our debt financing.

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

Supply chain issues, tariffs, moratoriums, and increased regulatory requirements on our suppliers may impact the cost and availability of raw materials necessary to our operations.

Our business could be affected by tariffs, moratoriums or increased regulation of other companies in the supply chain, such as sand mining by our proppant suppliers, or our chemical suppliers, which could limit our access to supplies and increase the costs of raw materials. At this time, it is not possible to estimate how these various restrictions could affect our ongoing operations.

Our operations, and those of our customers, are subject to a series of risks arising from climate change, which ultimately may result in increased GHG regulation, decreased demand for fossil fuels, and fewer oil and gas permits and licenses, all of which may affect our operations and profitability.

Climate change continues to attract considerable public and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of carbon dioxide, methane and other GHGs. These efforts have included significant public investment in zero-carbon energy production and storage, consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs and regulations that directly limit GHG emissions from certain sources. Although, under the Trump administration, we expect less GHG regulation, the risk of these continued efforts to drive down carbon emissions may result in reduced business opportunities and profitability.

As a result of increased attention to combating climate change, various governmental and non-governmental groups have pledged to achieve reductions to GHG emissions. One development in this area, under the 2022 Inflation Reduction Act, involves significant investment over the next 10 years into solar and wind energy production and battery storage infrastructure in an effort to reduce U.S. GHGs to about 40 percent lower than 2005 levels by 2030. Such significant public investment in non-fossil fuel energy production may reduce demand for traditional fossil fuel electricity production which could negatively impact prices of natural gas and profitability of our operations.

The regulation of methane from oil and gas facilities stands to become more lenient under the current federal administration. The EPA already imposes limitations on methane emissions from new sources in the oil and gas sector through NSPS and the EPA’s final rule, announced on December 2, 2023, reduces emissions of methane and other air pollutants from both new and existing oil and natural gas operations and provides emissions guidelines for states to follow in designing and executing implementation plans to cover existing sources. Such regulation of methane emission for new sources and the promulgation of further requirements for existing oil and gas customers could result in increased operational costs and adversely affect demand for our products and services. The regulations are likely to be reevaluated under the current Trump administration and subject to legal challenges. The complete impacts of these pledges, investments, agreements, and the legislation or regulation promulgated to fulfill the United States’ commitments to reduce GHG emissions, cannot be predicted at this time. Additionally, we cannot predict any future reductions and restrictions beyond what is currently proposed.

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

For example, on June 20, 2024, the FWS issued a final rule that the Dunes Sagebrush Lizard, which is found only in the active and semi-stable shinnery oak dunes of southeastern New Mexico and adjacent portions of Texas (including areas where we and our customers operate), be listed as endangered under the ESA. As discussed above, the decision to list the Dunes Sagebrush Lizard as endangered could subject us and our customers to operating restrictions and/or limit areas of our current or future operations. The FWS has not yet proposed to designate critical habitat for the Dunes Sagebrush Lizard, which it may do so up to a year after a listing under the ESA. At this time, the effects of such designation on our or our customers’ operations or the operations of our peers are likewise uncertain.

Silica-related health issues and legislation, including compliance with existing or future regulations relating to respirable crystalline silica, or litigation could have an adverse effect on our business, reputation or results of operations.

We are subject to laws and regulations relating to human exposure to crystalline silica. For example, the federal Occupational Safety and Health Act (“OSHA”) has implemented rules establishing a more stringent permissible exposure limit for exposure to respirable crystalline silica and provided other provisions to protect employees. These rules require compliance with engineering control obligations to limit exposures to respirable crystalline silica in connection with hydraulic fracturing activities. In June 2022, the Department of Labor’s (“DOL”) Mine Safety and Health Administration (“MSHA”) launched a new enforcement initiative to better protect U.S. miners from health hazards resulting from repeated overexposure to respirable crystalline silica. MSHA reports that silica dust affects thousands of miners each year and, without adequate protection, miners face risks of serious illnesses, many of which can be fatal. In April 2024, the MSHA issued a final rule amending its existing standards and setting a permissible exposure limit of respirable crystalline silica.

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

Section 404 of Sarbanes-Oxley requires that our management assess the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm issue an attestation report on those internal controls. Compliance with these provisions is onerous, and there is no assurance that we will continue to meet the applicable legal requirements of Section 404 of Sarbanes-Oxley, or that we or our independent registered public accounting firm will not identify material weaknesses in our internal control over financial reporting. If we fail to comply with the requirements of Section 404 or if we or our independent registered public accounting firm identify and report such material weaknesses, the accuracy and timeliness of the filing of our annual and quarterly reports may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the price of our Class A Common Stock. In addition, a material weakness in the effectiveness of our internal control over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

Our stock price may be volatile, which could lead to losses by investors.

The market price of our Class A Common Stock could vary significantly as a result of a number of factors, some of which are beyond ProFrac’s control. For example, since we consummated our IPO, the closing sales price of our Class A Common Stock has fluctuated from a high of $25.72 per share on November 22, 2022, to a low of $5.34 per share on October 23, 2024.

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

As of December 31, 2024, the Wilks Parties controlled approximately 87.2% of our total voting power. As a result, the Wilks Parties are able to control matters requiring stockholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our Class A Common Stock will be able to affect the way we are managed or the direction of our business. The interests of the Wilks Parties with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders.

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

Our Series A Preferred Stock is convertible into our Class A Common Stock at a conversion ratio that is the quotient of: (i) the liquidation preference as of the date of the conversion and (ii) the then applicable conversion price (which is initially set at $20.00, but may be adjusted from time to time, in accordance with the terms of the Series A Certificate of Designation). It is likely that a larger amount of our Class A Common Stock will be issued the further into the future that our Series A Preferred Stock is converted into our Class A Common Stock. The Series A Preferred Stock is entitled to 8% dividends per annum, paid-in-kind and compounded quarterly on the then outstanding Liquidation Preference (as defined in the Series A Certificate of Designation). See “Note 9. Preferred Stock” in the notes to our consolidated financial statements for additional information. We cannot predict when, and how many, shares of our Class A Common Stock shall be issued upon the conversion of the Series A Preferred Stock, or predict or quantify any dilution existing holders of our Class A Common Stock may experience upon such conversion. The conversion of the Series A Preferred Stock into our Class A Common Stock could result in substantial dilution to existing holders of our Class A Common Stock. Holders of our Series A Preferred Stock also have liquidation rights that could affect the residual value of the Class A Common Stock.

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

As of December 31, 2024, we had 160,146,602 shares of our Class A Common Stock outstanding, and approximately 1,180,220 shares of Class A Common Stock remained available for issuance under our long-term incentive plan. The Wilks Parties owned 139,573,147 shares of our outstanding Class A Common Stock at March 3, 2025. Under the Registration Rights Agreement dated as of May 17, 2022 by and among ProFrac and certain of the Wilks Parties, the Wilks Parties have registration rights in accordance with which ProFrac must file a registration statement for resale of all the shares of Class A Common Stock held by the Wilks Parties. In addition, the price of the Class A Common Stock may decline as a result of the conversion of the outstanding Series A Preferred Stock into Class A Common Stock. All of these shares are subject to the rights of the holders thereof to require ProFrac to file a registration statement for their resale.

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

The term of the Tax Receivable Agreement will continue until all tax benefits that are subject to the Tax Receivable Agreement have been utilized or expired, unless we experience a change of control (as defined in the Tax Receivable Agreement, which includes certain mergers, asset sales, or other forms of business combinations) or the Tax Receivable Agreement otherwise terminates early (at our election or as a result of our breach or the commencement of bankruptcy or similar proceedings by or against us) and ProFrac makes the termination payments specified in the Tax Receivable Agreement in connection with such change of control or other early termination. In the event that the Tax Receivable Agreement is not terminated, the payments under the Tax Receivable Agreement are anticipated to commence in 2025 and to continue for 15 years after the date of the last redemption of the Units, which occurred in April 2023, see “Item 1. Business – 2023 Significant Events - Redemption of ProFrac LLC Units” for additional information.

The payment obligations under the Tax Receivable Agreement are our obligations and not obligations of ProFrac LLC, and we expect that the payments required to be made under the Tax Receivable Agreement will be substantial. Estimating the amount and timing of payments that may become due under the Tax Receivable Agreement is by its nature imprecise. For purposes of the Tax Receivable Agreement, net cash tax savings generally are calculated by comparing our actual tax liability (determined by using the actual applicable U.S. federal income tax rate and an assumed combined state and local income and franchise tax rate) to the amount we would have been required to pay had we not been able to utilize any of the tax benefits subject to the Tax Receivable Agreement. The actual increases in tax basis covered by the Tax Receivable Agreement, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending on a number of factors, including the amount and timing of taxable income we generate in the future, the U.S. federal income tax rates then applicable, and the portion of our payments under the Tax Receivable Agreement that constitute imputed interest or give rise to depreciable or amortizable tax basis. Any distributions made by ProFrac LLC to ProFrac in order to enable us to make payments under the Tax Receivable Agreement could have an adverse impact on our liquidity.

The payments under the Tax Receivable Agreement are not conditioned upon a TRA Holder having a continued ownership interest in ProFrac or ProFrac LLC. For more information, see “Note 12. Income Taxes” in the notes to our consolidated financial statements for more information.

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

If we experience a change of control (as defined under the Tax Receivable Agreement) or the Tax Receivable Agreement otherwise terminates early, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, or other forms of business combinations or changes of control. For example, if we were to experience a change of control or the Tax Receivable Agreement had otherwise been terminated at December 31, 2024, the estimated termination payments could range up to approximately $86 million. The foregoing amount is an estimate and the actual payment could differ materially. There can be no assurance that we will be able to satisfy our obligations under the Tax Receivable Agreement.

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

Because the Wilks Parties beneficially own 139,573,147 shares of our Class A Common Stock, representing approximately 87.2% of the voting power of ProFrac as of December 31, 2024, we are a controlled company under Sarbanes-Oxley and rules of Nasdaq. Additionally, the Wilks Parties are currently, and we expect that they will continue to be, deemed a group for purposes of certain rules and regulations of the SEC as a result of the ProFrac Stockholders’ Agreement. Under the Nasdaq rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain Nasdaq corporate governance requirements, including the requirements that:

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

General Risk Factors

Our business could be adversely affected by a decline in general economic conditions or a weakening of the broader energy industry, and inflation or the imposition of tariffs may adversely affect our financial position and operating results.

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

Potential changes in U.S. trade policy, including the imposition of tariffs and the consequences thereof have contributed to economic uncertainty in the global economy, which could precipitate an economic slowdown and adversely affect our supply chain, which could adversely materially impact our cost of operations. There is significant uncertainty about trade relationships between the U.S. and numerous other countries, including, for example, as a result of changes in U.S. trade policies, and the imposition of tariffs and taxes. If the economic climate of the U.S. remains uncertain, demand for oil and natural gas could diminish, which could affect our customers’ continued operations and adversely affect our results of operations, liquidity and financial condition.

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

Our competitors may be able to respond more quickly to new or emerging technologies and services and changes in customer requirements. The amount of equipment available may exceed demand, which could result in active price competition. In addition, depressed commodity prices lower demand for hydraulic fracturing equipment, which results in excess equipment and lower utilization rates. In addition, some E&P companies have commenced completing their wells using their own hydraulic fracturing equipment and personnel. Any increase in the development and utilization of in-house fracturing capabilities by our customers could decrease the demand for our services and have a material adverse impact on our business.

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

We are not able to anticipate, detect or prevent all cyber-attacks because the methods used by cyber-attackers frequently change or may be unrecognizable until an attack is already underway (or even significantly thereafter). Cyber-attackers are increasingly employing technologies that are specifically designed to circumvent cybersecurity measures and avoid detection. Cyber-attacks are expected to continue to become more sophisticated with prevalence of ransomware, credential stuffing, spear phishing, social engineering, use of deepfakes, artificial intelligence, and other methods of attempting to gain unauthorized access to data. A cyberattack or security breach could result in significant liability from data privacy or cybersecurity claims and regulation, regulatory penalties, damage to our reputation, loss of confidence in us, all of which could have a material and adverse effect on our business, financial condition and results of operations. Our insurance coverage for cyberattacks may not be sufficient to cover all the losses we may experience as a result of such cyberattacks. Despite our security measures, we acknowledge that no security measure is flawless, and there is no assurance that we will not suffer losses in connection with cyber-security risks in the future.

We may, in the future, incorporate artificial intelligence in our internal operations, and our third-party service providers may utilize artificial intelligence and machine learning technologies in furnishing services to us.

As with many technological innovations, artificial intelligence presents risks and challenges that could affect its adoption, and therefore our business. Although we have taken steps to be thoughtful in the use of artificial intelligence, it could pose certain risks to us and our customers, and there can be no assurance that regulators will agree with our approach to limiting these risks or to our compliance more generally. Risks can include, but are not limited to, the potential for errors or inaccuracies in the algorithms or models used by artificial intelligence, the potential for bias or inaccuracies in the data used to train the artificial intelligence, the potential for improper processing of personal information, and the potential for cybersecurity breaches that could compromise internal operations. Such risks could negatively affect the performance of our business, as well as our reputation and the reputations of our customers, and we could incur liability through the violation of laws or contracts to which we are a party or civil claims.

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

Item 2. Properties

Our Non-Mining Properties

We lease office space for our corporate headquarters located at 333 Shops Boulevard, Suite 301, Willow Park, Texas 76087. We currently own or lease the following additional principal properties:

Location	Size	Leased or owned	Purpose	Segment
Willow Park, TX	8,244 sq ft	Leased	Corporate Headquarters	-
Smithfield, PA	47,800 sq ft	Leased	Field Operations	Stimulation Services
Asherton, TX	48,797 sq ft	Leased	Sales Office	Stimulation Services
Odessa, TX	50,634 sq ft	Leased	Field Operations	Stimulation Services
Odessa, TX	61,540 sq ft	Leased	Field Operations	Stimulation Services
Midland, TX	104,592 sq ft	Leased	Field Operations	Stimulation Services
Elk City, OK	42,330 sq ft	Leased	Field Operations	Stimulation Services
Washington County, PA	41,660 sq ft	Leased	Field Operations	Stimulation Services
Pleasanton, TX	62,950 sq ft	Leased	Field Operations	Stimulation Services
Longview, TX	36,000 sq ft	Leased	Field Operations	Stimulation Services
Vernal, UT	18,827 sq ft	Leased	Field Operations	Stimulation Services
Aledo, TX	94,050 sq ft	Leased	Manufacturing	Manufacturing
Ozona, TX	21,292 sq ft	Leased	Field Operations	Stimulation Services
Marshall, TX	21,800 sq ft	Leased	Field Operations	Stimulation Services
Pleasanton, TX	421,443 sq ft	Leased	Field Operations	Stimulation Services
Waller, TX	94,424 sq ft	Leased	Manufacturing	Manufacturing
Fort Worth, TX	109,823 sq ft	Leased	Manufacturing	Manufacturing
Fort Worth, TX	79,346 sq ft	Leased	Manufacturing	Manufacturing
Fort Worth, TX	11,193 sq ft	Leased	Manufacturing	Manufacturing
Fort Worth, TX	89,522 sq ft	Leased	Manufacturing	Manufacturing
Houston, TX	19,865 sq ft	Leased	Corporate Office	-
Vernal, UT	13,188 sq ft	Leased	Field Operations	Stimulation Services
Cisco, TX	377,186 sq ft	Owned	Field Operations	Stimulation Services
Denver, CO	4,286 sq ft	Leased	Corporate Office	-
Fruita, CO	124,448 sq ft	Leased	Manufacturing	Manufacturing
Marietta, OH	20,000 sq ft	Leased	Manufacturing	Manufacturing
Cibola, TX	29,140 sq ft	Leased	Manufacturing	Manufacturing
Dickinson, ND	226,222 sq ft	Leased	Field Operations	Stimulation Services
Zanesville, OH	50,045 sq ft	Owned	Manufacturing	Manufacturing

Our Mining Properties

As of December 31, 2024, our mining properties included eight sites (Kermit, Lamesa, Monahans, San Antonio, Hat Creek, River Ridge, Sunny Point and Merryville), which span the Permian, Eagle Ford and Haynesville as illustrated in the map that follows. Our Merryville Sand Mine was idled in April 2024 until market conditions improve. As of December 31, 2024, we did not have any individually material mining properties.

River Ridge
Lamesa
Hat Creek
Sunny Point
Kermit
Monahans
Merryville
San Antonio

Summary Overview of Our Mining and Processing Facilities

The following table sets forth certain information about our mining properties required to be included in our mining operations as of December 31, 2024 pursuant to Item 1303(a) of Regulation S-K:

Mine	Location	Size	Owned/Leased	Stage
Kermit	Winkler County, Texas	641 acres	Owned	Production
		630 acres	Leased	Production
Lamesa	Dawson County, Texas	6,700 acres	Owned	Production
Monahans	Ector, Ward and Winkler Counties, Texas	2,723 acres	Leased	Production
San Antonio	Bexar County, Texas	735 acres	Owned	Production
River Ridge	Lafayette and Miller Counties, Arkansas	1,928 acres	Owned	Production
Hat Creek	Bossier and Caddo Parishes, Louisiana	706 acres	Leased	Production
Sunny Point	Bossier and Caddo Parishes, Louisiana	783 acres	Leased	Production
Merryville	Beauregard Parish, Louisiana	810 acres	Owned	Production

All of our mines are operated by our subsidiary, Alpine Silica, LLC. Aggregate annual production of frac sand from our mines for the fiscal years ended on December 31, 2024, 2023 and 2022 was approximately 7.1 million tons, 10.8 million tons and 9.2 million tons, respectively, which includes production data for periods prior to our acquisition of the respective sand mines and is based on information provided by prior operators.

Summary of Operations and Production Statistics

The following table summarizes, for each of our properties, our mining and processing operations and production (sales volume) for the prior three years ended December 31. Production data is included for periods prior to our acquisition of the respective sand mines and is based on information provided by prior operators and as included in reports related to such properties prepared by John T. Boyd, our independent mining engineers and geologists.

Mine	Mine Type	Mining Method	Nameplate Annual Processing Capacity (tons 000)	2024 Production (tons 000)	2023 Production (tons 000)	2022 Production (tons 000)
Kermit	Surface	Excavator/Truck	3,000	766	927	1,477
Lamesa	Surface	Excavator/Truck	2,500	470	924	–
Monahans	Surface	Excavator/Truck	3,000	1,079	1,631	1,513
San Antonio	Surface	Excavator/Truck	3,000	859	1,162	1,186
River Ridge	Surface	Dredge	3,200	1,114	2,019	2,558
Hat Creek	Surface	Dredge	2,000	1,281	1,548	1,631
Sunny Point	Surface	Dredge	3,000	1,300	1,660	–
Merryville	Surface	Excavator/Truck	1,800	217	910	800
Total			21,500	7,086	10,781	9,165

* Our Merryville Sand Mine was idled in April 2024 and is anticipated to remain idle until market conditions improve.

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

The Kermit Sand Mine comprises approximately 1,271 acres of mineral and/or surface rights controlled by us. Mineral rights for the subject property are held by one of our wholly owned indirect subsidiaries through a combination of 641 acres owned in fee, and 630 acres of leased property. The leased property agreement, is valid until the year 2052 with a stipulated production start deadline of January 1, 2032, and a royalty rate of 2% of gross sales revenue.

Lamesa Sand Mine, Dawson and Gaines County, TX

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

The Monahans Sand Mine comprises approximately 2,723 acres of leased surface and subsurface (i.e., mineral) rights. The Monahans Sand Mine lease agreement includes a royalty payable to the lessors in an amount equal to the greater of $1.00 per ton or 4.0% of the selling price (less transportation costs) for finished frac sand products sold subject to a minimum annual royalty payment of $1.25 million.

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

The Hat Creek Sand Mine comprises approximately 706 acres of leased surface and mineral rights. All frac sand production from the Hat Creek Sand Mine is subject to a royalty payable to the lessor in an amount equal to the greater of $1.00 per ton or 2.5% of the selling price for finished frac sand products sold.

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

The Sunny Point Sand Mine comprises approximately 783 acres of leased surface and mineral rights. The property comprises two noncontiguous parcels. The processing plant and associated facilities are located on the west side of the Red River along Louisiana Highway 1. The dredging area comprises part of an oxbow lake located east of the Red River. We also dredge a part of the oxbow lake within the jurisdiction of the State of Louisiana for which we operate under a dredging permit, and we include such mineral reserves in our estimates for the Sunny Point Mine. Natural levees have cut off the oxbow lake from the main river channel upstream; however, the lake remains connected to the Red River on the downstream section. Dredged material is pumped through pipelines beneath the Red River. A pumping station lies on the western bank of the oxbow lake. Frac sand produced from the leased property is subject to a royalty payable to the lessors of $1.00 per ton sold. Frac sand produced from the part of the oxbow lake within the jurisdiction of the State of Louisiana is subject to a royalty payable to lessors of $0.50 per ton sold and a royalty payable to the Louisiana Department of Wildlife and Fisheries of $0.29 per cubic yard dredged.

Merryville Sand Mine, Beauregard Parish, LA

We operate a sand mine and processing facility located in Beauregard Parish, Louisiana, strategically located in the Haynesville that we refer to as our “Merryville Sand Mine.” Our Merryville Sand Mine was idled in April 2024 and is anticipated to remain idle until market conditions improve. We acquired the Merryville Sand Mine in February 2023. Our Merryville Sand Mine is a dredging and processing operation located approximately 7 miles north-northeast of Merryville, LA and 10 miles west of DeRidder, LA along the southern bank of the Bayou Anacoco. The Merryville Sand Mine produces 30/100-mesh frac sand, which we process into various mesh-size frac sand products. The Merryville Sand Mine sand deposit is loosely consolidated and overlain with a thin layer of overburden; characteristics which are amenable to the use of conventional surface mining techniques. Since the Merryville Sand Mine sand formation does not extend below the water table, the quarry is dry-mined using medium-sized earthmoving equipment. Our Merryville Sand Mine facility features a dry plant (with two 250-tph drying and sorting circuits) that processes frac sand. A wet plant is not required because of the particle size distribution of the mine frac sand. Once the frac sand is appropriately processed and classified, it is stored in one of three storage silos until it is transported by truck to its destination. Additional onsite facilities include an office complex that supports the mining and processing activities.

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

The Merryville Sand Mine comprises approximately 810 acres of owned surface and mineral rights. The Merryville Sand Mine was previously leased, which lease was in effect from September 1, 2021 to August 31, 2024 and included an “option to purchase” providing us the opportunity to purchase the property during the initial lease term for $4.8 million with annually prorated credit for royalties paid. We exercised the option to purchase in August 2024. Prior to our purchase of the property, all frac sand production from the Merryville Sand Mine was subject to a royalty payable to the lessor of $1.00 per ton sold.

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

Set forth in the table below are estimates of our frac sand mineral reserves as of December 31, 2024. The estimates of frac sand mineral reserves at our mining properties have been prepared by John T. Boyd, our independent mining engineers and geologists, and in accordance with Reg. S-K 1300.

	Summary Frac Sand Mineral Reserves at End of the Fiscal Year December 31, 2024 (in thousands of product tons)
			By Classification		By Tenure
	Mesh-Size	Total	Proven	Probable	Owned	Leased
Permian
Kermit(a)	40/200	44,680	37,496	7,184	25,105	19,575
Lamesa(b)	40/200	57,024	57,024	-	57,024	-
Monahans(c)	40/140	113,971	-	113,971	-	113,971
Subtotal		215,675	94,520	121,155	82,129	133,546
Eagle Ford
San Antonio(d)	35/140	21,602	-	21,602	21,602	-
Haynesville
River Ridge(e)	30/140	41,538	41,538	-	41,538	-
Hat Creek(f)	30/140	5,356	4,759	597	-	5,356
Sunny Point(g)	30/200	38,716	-	38,716	-	38,716
Subtotal		85,610	46,297	39,313	41,538	44,072
Total		322,887	140,817	182,070	145,269	177,618

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

Summary of Resources

Quantities of frac sand controlled by us within the defined boundaries of the mining properties set forth above which are not reported as mineral reserves are not considered to have potential economic viability; as such, they are not reportable as mineral resources.

Set forth in the table below are estimates of our frac sand mineral resources as of December 31, 2024. The estimates of frac sand mineral resources at our mining properties have been prepared by John T. Boyd, our independent mining engineers and geologists, and in accordance with Reg. S-K 1300.

	Summary Frac Sand Mineral Resources at End of the Fiscal Year December 31, 2024 (in thousands of in-place tons)
			By Classification			By Tenure
	Mesh-Size	Total	Measured	Indicated	Inferred	Owned	Leased
Haynesville
Merryville(a)	30/100	13,498	-	13,498	-	13,498	-
Total		13,498	-	13,498	-	13,498	-

(a) In April 2024, we idled the Merryville Sand Mine due to poor market conditions. Until such time as the market improves, the previously identified frac sand reserves of the Merryville Sand Mine are considered too uncertain or potentially uneconomical to mine and have been reclassified as frac sand mineral resources. Mineral resources are reported at a selling price of $25.90 per ton, representing the expected weighted-average sales price over the expected life of the resources based on our historical operating results, our short-term budget forecasts, and John T. Boyd’s knowledge of frac sand markets. The minimum economic processing yield is approximately 39.1% based on the Merryville Sand Mine’s historical and forecasted economics.

Internal Controls

The quantity and nature of our mineral reserves and resources are estimated by third-party engineers. John T. Boyd independently prepared an estimate of our mineral reserves and resources as of December 31, 2024, and we intend to continue retaining third party engineers to prepare estimates of our mineral reserves and resources on an annual basis. We provided John T. Boyd certain operating and financial information for each of our mines to assist them in opining as to the economic viability of our mineral reserves and resources. John T. Boyd did not verify historic drill hole data by conducting independent drilling in areas already explored. It is customary in preparing frac sand resource and reserve estimates to accept basic drilling and quality testing data as provided by management, subject to the reported results being judged representative and reasonable. John T. Boyd’s efforts to judge the appropriateness and reasonability of the source exploration data included reviewing provided drilling logs, sampling procedures, frac sand quality testing results, examining archival sample intervals and discussing the foregoing information with us. Before acquiring new mineral reserves or resources, we or third-party engineers such as John T. Boyd perform or review surveying, drill core analysis and other tests to confirm the quantity and quality of the acquired mineral reserves or resources.

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

Item 3. Legal Proceedings.

Information with respect to this Item is incorporated herein by reference to “Note 14. Commitments and Contingencies” included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

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

Holders of our Class A Common Stock

As of March 3, 2025, there were 52 holders of record of our Class A Common Stock. The number of record holders is based upon the actual number of holders registered on the books of the Company at such date and does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

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

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2024, we did not repurchase any of our equity securities.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included within “Item 8. Financial Statements and Supplementary Data.” Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the fiscal year ended December 31, 2023, for discussion of our financial condition and results of operations for the year ended December 31, 2023, compared to the year ended December 31, 2022, which is incorporated by reference herein.

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

Summary Financial Results

•
Total revenue for 2024 was $2,190.9 million compared to $2,630.0 million in 2023.
•
Net loss for 2024 was $207.8 million compared to net loss of $59.2 million in 2023.
•
Cash provided by operating activities for 2024 was $367.3 million compared to $553.5 million in 2023.
•
Total principal amount of long-term debt was $1,138.9 million at December 31, 2024 compared to $1,107.9 million at December 31, 2023.

2024 Developments

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

In June 2024, we acquired 100% of the issued and outstanding common stock of NRG Manufacturing, Inc., which manufactures equipment used in the hydraulic fracturing industry, and its affiliate, AMI US Holdings, Inc., which develops commercial software used in hydraulic fracturing industry (collectively, “NRG”), for total purchase consideration of $6.0 million in cash.

In May 2024, the Company formed a new entity, Livewire Power, LLC (“Livewire”), which began operations in October 2024. Livewire enables onsite power generation services for oilfield and non-oilfield customers that require off-grid power solutions. Livewire’s power generation equipment is comprised of owned and leased natural gas reciprocating engines and turbine assets. Livewire’s results of operations were immaterial for 2024.

In December 2024, we sold certain stimulation service equipment to the Wilks Parties in exchange for cash consideration of approximately $40.0 million. We now lease such equipment from the Wilks Parties in exchange for aggregate monthly lease payments totaling $44.8 million through December 2028. The cash consideration received was $26.5 million more than the carrying value of these assets. Because this sale was to an affiliate under common control, we accounted for the $26.5 million as an equity transaction recorded as a deemed contribution within our consolidated statements of changes in equity.

2023 Developments

In December 2023, we completed the refinancing of our existing senior secured term loan and other debt with two new financings totaling $885 million, which will both mature in 2029. As a result of these transactions, we extended our significant debt maturities to 2029. For more information, see “Note 7. Debt” in the notes to our consolidated financial statements.

In September 2023, we entered into a purchase agreement with THRC Holdings, LP and FARJO Holdings, LP, both Wilks Parties, whereby we issued and sold 50,000 shares of Preferred Stock for gross proceeds of $50.0 million. For more information, see “Note 9. Preferred Stock” and “Note 17. Related Party Transactions” in the notes to our consolidated financial statements.

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

Overall Trends and Outlook

While the 2024 year was challenging for the Company, we continued to provide outstanding service quality to customers and recorded multiple company records in hydraulic fracturing efficiencies as we progressed through 2024. In 2025, we have seen improvement in our Stimulation Services segment activity levels driven by increased customer demand for our services. Additionally, we believe the industry’s activity levels will allow for growth in our Proppant Production segment primarily driven by expected improved utilization and that business’s significant degree of operating leverage. We are focused on improving our performance in 2025 through three areas: providing superior customer service, improved utilization of our assets, and firm cost control. We expect these areas of focus, combined with our strategic initiatives, to improve our relative commercial positioning and financial results during 2025.

Results of Operations

Revenues

The following table summarizes revenues by reportable segment:

	Year Ended December 31,
	2024	2023
Revenues
Stimulation services	$1,914.4	$2,291.2
Proppant production	246.5	383.3
Manufacturing	222.8	176.1
Other	195.5	193.0
Eliminations	(388.3)	(413.6)
Total revenues	$2,190.9	$2,630.0

Stimulation Services revenues in 2024 decreased $376.8 million, or 16%, from 2023 This decrease was due to a decrease in average active fleets and lower fleet utilization in 2024. This decrease was primarily attributable to a lower number of average active fleets in 2024, lower average pricing for our services, and an increase in the portion of customers who provided their own proppant and chemistry. These decreases were partially offset by increased utilization of our active fleets in 2024 and the acquisition of AST, which contributed revenue starting in June 2024.

Proppant Production revenues in 2024 decreased $136.8 million, or 36%, from 2023. This decrease was attributable to lower average prices for products sold and a reduction in volumes sold in 2024. Revenue recognized for the amortization of acquired off-market contracts was $43.7 million and $57.5 million in 2024 and 2023, respectively. Intersegment revenues for the Proppant Production segment were 26% and 30% in 2024 and 2023, respectively.

Manufacturing revenues in 2024 increased $46.7 million, or 27%, from 2023. This increase was attributable to higher intercompany demand for manufacturing products. Additionally, the acquisition of BPC and NRG contributed revenue starting in April 2024 and June 2024, respectively. Intersegment revenues for the Manufacturing segment were 77% and 89% in 2024 and 2023, respectively.

Other revenues in 2024 increased $2.5 million, or 1%, from 2023. Flotek recorded $32.5 million and $20.1 million of revenue in 2024 and 2023, respectively, related to contract shortfalls with the Stimulation Services segment. Intersegment revenues for Flotek were 63% and 65% in 2024 and 2023, respectively.

Cost of Revenues

The following table summarizes our cost of revenues, exclusive of depreciation, depletion, and amortization, by reportable segment:

	Year Ended December 31,
	2024	2023
Cost of revenues, exclusive of depreciation, depletion, and amortization:
Stimulation services	$1,394.8	$1,668.9
Proppant production	137.6	171.6
Manufacturing	190.5	147.0
Other	152.5	166.2
Eliminations	(380.3)	(413.6)
Total cost of revenues, exclusive of depreciation, depletion, and amortization	$1,495.1	$1,740.1

Stimulation Services cost of revenues in 2024 decreased $274.1 million, or 16%, from 2023. This decrease was primarily attributable to a decrease in average active fleets and decreased volume of proppant and chemistry in 2024. Cost of revenues for this segment included an intercompany supply commitment charge of $32.5 million in 2024 and $20.1 million in 2023 because the Stimulation Services segment did not purchase the minimum contractual commitment of chemistry products from Flotek.

Proppant Production cost of revenues in 2024 decreased $34.0 million, or 20%, from 2023. This reduction was primarily attributable to lower volumes sold in 2024.

Manufacturing cost of revenues in 2024 increased $43.5 million, or 30%, from 2023. This increase was primarily attributable to higher volumes of products sold to intercompany and third-party customers in 2024. Additionally, the acquisition of BPC and NRG contributed costs beginning in April 2024 and June 2024, respectively.

Other cost of revenues in 2024 decreased $13.7 million, or 8%, from 2023. This decrease was primarily attributable to Flotek’s decreased product sales and lower freight costs.

Selling, General and Administrative

The following table summarizes our selling, general and administrative expenses:

	Year Ended December 31,
	2024	2023
Selling, general and administrative:
Selling, general and administrative, excluding stock-based compensation	$197.3	$203.8
Stock-based compensation related to deemed contributions	—	19.7
Stock-based compensation	7.3	10.1
Total selling, general and administrative	$204.6	$233.6

Selling, general and administrative (“SG&A”) expenses in 2024 decreased $29.0 million, or 12%, from 2023. Excluding stock-based compensation expense, SG&A expenses decreased $6.5 million, or 3%. This decrease was due to cost savings initiatives, which was partially offset by higher labor and non-labor costs associated with our 2024 acquisitions. See “Note 11. Stock-based Compensation” in the notes to our consolidated financial statements for a discussion of our stock-based compensation.

Depreciation, Depletion, and Amortization

The following table summarizes our depreciation, depletion, and amortization:

	Year Ended December 31,
	2024	2023
Depreciation, Depletion, and Amortization
Depreciation	$386.8	$387.1
Amortization	36.3	35.2
Depletion	19.1	16.1
Total depreciation, depletion, and amortization	$442.2	$438.4

Depreciation, depletion, and amortization was $442.2 million in 2024, which was consistent with $438.4 million in 2023.

Acquisition Related Expenses

Acquisition and integration costs consist of professional and advisory fees, acquisition related severance expenditures, and other costs associated with acquisition and integration activities. Acquisition related expenses were $7.8 million and $21.8 million in 2024 and 2023, respectively. These costs related to our acquisition and integration activities in the respective periods.

Goodwill Impairment

In 2024, a decline in natural gas prices reduced our customers’ activity levels in the Haynesville basin, which is heavily concentrated with natural gas wells. This activity downturn has significantly reduced the operating results of our Haynesville Proppant reporting unit. In the second quarter of 2024, we noted that our customers’ activity levels were not expected to significantly recover in the short-term. The reduced operating results of our Haynesville Proppant reporting unit therefore resulted in a triggering event and, accordingly, we performed an interim quantitative impairment test in the second quarter of 2024. Based upon the results of our interim quantitative impairment test, we concluded that the carrying value of the Haynesville Proppant reporting unit exceeded its estimated fair value, which resulted in a goodwill impairment charge of $67.7 million in 2024. This goodwill impairment charge represented all of the goodwill recorded on the Haynesville Proppant reporting unit. If overall market conditions deteriorate, or if we are unable to achieve our forecasted results, future non-cash impairment charges may result in other reporting units which could be material.

In 2024, we experienced a decline in our operating results for our Permian Proppant reporting unit and our Eagle Ford Proppant reporting unit. In the third quarter of 2024, we noted that our operating results for these reporting units were not expected to significantly recover in the short-term. The reduced operating results for these reporting units resulted in triggering events and, accordingly, we performed interim quantitative impairment tests in the third quarter of 2024. Based upon the results of our interim quantitative impairment tests, we concluded that the carrying values of the Permian Proppant and Eagle Ford Proppant reporting units exceeded their estimated fair values, which resulted in goodwill impairment charges of $2.4 million and $4.4 million, respectively, in 2024, which represented all of the goodwill recorded on these reporting units.

Other Operating Expenses, Net

The following table summarizes our other operating expenses, net:

	Year Ended December 31,
	2024	2023
Litigation expenses and accruals for legal contingencies	$15.7	$34.1
Gain on insurance recoveries	(4.9)	—
Transaction costs	3.9	—
Severance charges	2.5	1.1
(Gain) loss on disposal of assets	0.3	(1.7)
Impairment of long-lived assets	—	2.5
Supply commitment charge	9.6	—
Acquisition earnout adjustments	—	(6.6)
Provision for credit losses, net of recoveries	—	0.1
Total	$27.1	$29.5

Litigation expenses and accruals for legal contingencies generally represent legal and professional fees incurred in significant litigation as well as estimates for loss contingencies with regards to certain vendor disputes and litigation matters. In 2024, substantially all of these costs represent litigation costs incurred in connection with certain patent infringement lawsuits with Halliburton, which were settled in September 2024. See "Note 14. Commitments and Contingencies" in the notes to our consolidated financial statements for a discussion of significant litigation matters. In 2023 more than half of these costs were related to litigation costs incurred in connection with the lawsuits against Halliburton.

Gain on insurance recoveries consists of insurance proceeds received for accidentally damaged or destroyed equipment in excess of its carrying value.

The transaction costs for 2024 represent deferred costs incurred for Alpine's initial public offering that were charged to earnings as a result of its postponement.

Severance charges related to the departure of certain highly-compensated employees.

Gain or loss on disposal of assets, net consists of gains or losses on excess property, early equipment failures, and other asset dispositions.

Impairments of long-lived assets in 2023 related to certain construction-in-process assets at one of our acquired sand mines that were abandoned.

Supply commitment charges for 2024 represent charges related to contractual inventory purchase commitments to certain proppant suppliers. These charges were attributable to our decreased volume of purchases from these suppliers due to certain customers decreasing their activity levels. If future customer demand differs from our contracted supply, we may incur additional supply commitment charges in future periods.

Interest Expense, Net

Interest expense, net in 2024 was $156.6 million, which was consistent with $154.9 million in 2023. We are subject to interest rate risk on our variable-rate debt. A 1% increase in interest rates on our variable-rate debt as of December 31, 2024, would increase the annual interest expense for this debt by approximately $10.7 million. See “Note 7. Debt” in the notes to our consolidated financial statements for additional discussion related to our debt.

Loss on Extinguishment of Debt

As a result of debt refinancing transactions and debt repayments in 2023, we recognized a loss on extinguishment of debt of $33.5 million in 2023.

Other Income (Expense), Net

Other income, net in 2024 was $3.0 million. Other expense, net in 2023 was $36.2 million. This balance was primarily due to an unrealized loss on our investment in BPC of $30.2 million. See “Note 6. Investments” in the notes to our consolidated financial statements for discussion of our investment in BPC. This balance was also due to a loss of $8.5 million on our Munger make-whole provision. See “Note 15. Fair Value Measurements” in the notes to our consolidated financial statements for discussion of the Munger make-whole provision.

Income Tax Benefit (Expense)

Income tax benefit in 2024 was $7.0 million for an effective tax rate of 3.3%. Our income tax provision included a benefit of $25.6 million related to the release of a portion of the valuation allowance on our deferred tax assets. This item was caused by the assumption of a $25.6 million net deferred tax liability in our acquisition of AST, which made it more likely than not that we would be able to utilize a corresponding amount of our deferred tax assets. Excluding this item, the difference between our effective tax rate and the federal statutory rate related to changes in the valuation allowance on our deferred tax assets.

Income tax expense in 2023 was $1.2 million for an effective tax rate of negative 2.1%. The difference between the U.S. statutory tax rate of 21% and the effective tax rate was due to the income that was earned within the financial statement consolidated group that was not subject to tax within the financial statement consolidated group and changes in the valuation allowance on our deferred tax assets.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity are cash flows from operations and availability under our revolving credit facility. While Flotek is included in our consolidated financial statements, we do not have the ability to access or use Flotek’s cash or liquidity in our operations and, accordingly, have excluded Flotek’s cash and other sources of liquidity from the following discussion of our liquidity and capital resources. See “Note 4. Business Combinations” in the notes to our consolidated financial statements for discussion of our ownership of Flotek.

Our Alpine 2023 Term Loan requires us to segregate collateral associated with Alpine and limits our ability to use Alpine's cash or assets to satisfy our obligations or the obligations of our other subsidiaries. We also have limited ability to provide Alpine with liquidity to satisfy its obligations. See “Note 7. Debt” in the notes to our consolidated financial statements for more information.

At December 31, 2024, we had $10.4 million of cash and cash equivalents, excluding Flotek, and $70.7 million available for borrowings under our revolving credit facility which resulted in a total liquidity position of $81.1 million. Refer to “Note 7. Debt” in the notes to our consolidated financial statements for more information regarding our revolving credit facility.

We believe that our cash and cash equivalents, cash provided by operations, and the availability under our revolving credit facility will be sufficient to fund our capital expenditures, satisfy our obligations, and remain in compliance with our existing debt covenants for at least the next 12 months. Alpine is closely monitoring its forthcoming debt covenant compliance obligation that commences in the fiscal quarter ending March 31, 2026. While there can be no assurance, Alpine believes that it will be able to meet, modify, or further defer this debt covenant. See “Note 7. Debt” in the notes to our consolidated financial statements for more information about this forthcoming debt covenant.

If we pursue additional acquisitions during 2025, we will likely need to raise additional debt and/or equity financing to fund them. There is no assurance we could do that on favorable terms, if at all.

Cash Flows

The following table provides a summary of our cash flows:

	Year Ended December 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$367.3	$553.5
Investing activities	(372.3)	(715.8)
Financing activities	(5.5)	149.7
Net change in cash, cash equivalents, and restricted cash	$(10.5)	$(12.6)

Net cash provided by operating activities was $367.3 million and $553.5 million 2024 and 2023, respectively. Cash flows from operating activities consists of net income or loss adjusted for non-cash items and changes in net working capital.

Operating Activities. Net income or loss adjusted for non-cash items in 2024 resulted in a cash increase of $278.8 million compared with a cash increase of $423.5 million in 2023. The change was primarily due to lower earnings in 2024.

The net change in working capital in 2024 resulted in a cash increase of $88.5 million compared with a cash increase of $130.0 million in 2023. The change was primarily due to a decrease in cash provided by accounts receivable in 2024, which was partially offset by an increase in cash provided by inventory in 2024 and a decrease in cash used in accounts payable in 2024.

Investing Activities. Net cash used in investing activities was $372.3 million and $715.8 million in 2024 and 2023, respectively. The change was primarily due to decreased cash used for acquisitions and $40 million of proceeds received in an equipment sale-leaseback related-party transaction.

Financing Activities. Net cash provided by financing activities was $5.5 million in 2024. Net cash used in financing activities was $149.7 million in 2023. In 2024 debt repayments net of cash borrowed was $4.0 million. In 2023 cash borrowed net of debt repayments was $101.6 million, and we received $48.9 million in net proceeds from our preferred stock offering.

Cash Requirements

Our material cash requirements have consisted of, and we anticipate will continue to consist of the following:

•
debt service obligations, including interest and principal;
•
capital expenditures;
•
purchase commitments;
•
tax receivable agreement payments; and
•
acquisitions of strategic businesses.

Debt Service Obligations

The following table summarizes our outstanding indebtedness as of December 31, 2024 and our future maturities:

	2025	2026	2027	2028	2029	Thereafter	Total
ProFrac Holding Corp.:
2029 Senior Notes	$72.3	$72.3	$72.3	$72.3	$295.0	$—	584.2
2022 ABL Credit Facility	—	—	139.8	—	—	—	139.8
Equify Notes (1)	5.0	5.0	3.3	—	—	—	13.3
Finance lease obligations	2.2	2.0	1.8	0.3	—	—	6.3
Other	8.0	—	—	—	—	—	8.0
ProFrac Holding Corp. principal amount	87.5	79.3	217.2	72.6	295.0	—	751.6

Alpine Subsidiary:
Alpine 2023 Term Loan	60.0	60.0	60.0	60.0	110.0	—	350.0
Other	0.3	0.3	0.2	—	—	—	0.8
Finance lease obligations	5.2	1.9	0.1	—	—	—	7.2
Alpine principal amount	65.5	62.2	60.3	60.0	110.0	—	358.0

Flotek Subsidiary:
Flotek ABL credit facility	4.7	—	—	—	—	—	4.7
Flotek other	0.1	—	—	—	—	—	0.1
Flotek principal amount	4.8	—	—	—	—	—	4.8

Other Subsidiaries:
Revolving credit facility	5.4	—	—	—	—	—	5.4
Finance lease obligations	0.3	0.3	0.3	0.3	0.3	4.9	6.4
Other	1.1	1.8	0.9	0.6	0.7	7.6	12.7
Other subsidiaries principal amount	6.8	2.1	1.2	0.9	1.0	12.5	24.5

Total principal amount	$164.6	$143.6	$278.7	$133.5	$406.0	$12.5	$1,138.9
(1)
Related party debt agreements.

See “Note 7. Debt” and “Note 8. Leases” in the notes to our consolidated financial statements for the discussion of our various debt agreements and finance leases, respectively.

Both the 2029 Senior Notes and the ABL Credit Facility contain certain customary representations and warranties and affirmative and negative covenants. As of December 31, 2024, we were in compliance with these covenants.

The Alpine 2023 Term Loan originally contained a covenant commencing with the fiscal quarter ending September 30, 2024, requiring Alpine not to exceed a maximum Total Net Leverage Ratio (as defined in the Alpine Term Loan Credit Agreement) of 2.00 to 1.00. This ratio is generally the consolidated total debt of Alpine divided by Alpine's adjusted EBITDA. This covenant was amended to commence testing compliance with the Total Net Leverage Ratio with the fiscal quarter ending on March 31, 2026. As a result of Alpine’s lower than expected operating results in 2024, Alpine is closely monitoring its forthcoming compliance obligation with this covenant. While there can be no assurance, Alpine believes that it will be able to meet, modify, or further defer this debt covenant.

Capital Expenditures

The nature of our capital expenditures consists of a base level of investment required to support our current operations and amounts related to growth and company initiatives.

In 2024 our capital expenditures were $255.0 million, consisting of maintenance capital expenditures for our fleet, upgrades to legacy pumps, expenditures to maintain efficient operations at our sand mines, and investments in next generation technology.

In 2025 we estimate capital expenditures will range from $150 million to $175 million in maintenance related expenditures and an additional $100 million to $125 million for growth initiatives across all segments. Currently, growth capital expenditures for 2025 are expected to be related to upgrades to our hydraulic fracturing fleet, investments in next generation technology, and sand mine improvements.

We continually evaluate our capital expenditures and the amount that we ultimately spend will depend on a number of factors, including customer demand for fleets and expected industry activity levels. We believe we will be able to fund our 2025 capital program from cash flows from operations.

Purchase Commitments

As of December 31, 2024, we had purchase commitments of $55.8 million in 2025 for hydraulic fracturing equipment components and proppant.

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

In 2023 the TRA Holders converted all of their Class B common stock to Class A common stock. See “Note 1. Organization and Description of Business” in the notes to our consolidated financial statements for further discussion of this common stock conversion and related transactions. The tax effect of our IPO and this transaction resulted in an estimated $82.9 million noncurrent TRA liability. As of December 31, 2024, the current liability for our TRA obligation was an additional $3.3 million. The TRA liability will generally be paid under the TRA as ProFrac Corp. realizes actual cash tax savings from the tax benefits covered by the TRA in future tax years. We do not expect a significant increase in the estimate of this liability in future periods.

Acquisitions of Strategic Businesses

Our growth strategy includes potential acquisitions and other strategic transactions. From time to time, we enter into non-binding letters of intent as well as binding agreements to make investments or acquisitions. These arrangements may provide for purchase consideration including cash, notes payable by us, equity or some combination, the use of which could impact our liquidity needs. These letters of intent typically are subject to the completion of satisfactory due diligence, the negotiation and resolution of significant business and legal issues, the negotiation, documentation and completion of mutually satisfactory definitive agreements among the parties, the consent of our lenders, our ability to finance any cash payment at closing, and approval of our board of directors. Any binding agreements we may enter typically include customary closing conditions. We cannot guarantee that any such actual or potential transaction will be completed on acceptable terms, if at all.

We have historically funded our acquisitions through issuances of our equity securities, borrowings under our credit agreements, and issuance of debt securities. For any future acquisitions, we may utilize borrowings under our revolving credit facility and various financing sources available to us, including the issuance of equity or debt securities through public offerings or private placements, to fund these acquisitions. Our ability to complete future offerings of equity or debt securities and the timing and terms of these offerings will depend on various factors including prevailing market conditions and our financial condition.

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

Goodwill Impairment

Goodwill is evaluated for impairment annually in the fourth quarter or whenever events or circumstances indicate the carrying value may not be recoverable. The impairment test involves a comparison of the fair value of each reporting unit with its carrying value. Fair value reflects our estimate of the price a potential market participant would be willing to pay for the reporting unit in an arms-length transaction. Reporting units with significant goodwill balances at December 31, 2024, include our Stimulation Services reporting unit and our Flotek reporting unit.

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

Impairment of Long-Lived Assets

We evaluate property, plant, and equipment, operating lease right-of-use assets, and definite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable, such as insufficient cash flows or plans to dispose of or sell long-lived assets before the end of their previously estimated useful lives. Recoverability is assessed based on the undiscounted future cash flows generated by the asset or asset group. Estimates of future undiscounted cash flows take into account possible outcomes and probabilities of their occurrence, which require us to apply judgment. If the carrying amount is not recoverable, we recognize an impairment loss equal to the amount by which the carrying amount exceeds fair value. We estimate fair value based on the income, market or cost valuation techniques. Our fair value calculations for long-lived assets contain uncertainties because they require us to apply judgment and estimates concerning future cash flows, strategic plans, useful lives and assumptions about market performance. We also apply judgment in the selection of a discount rate that reflects the risk inherent in our current business model.

Recent Accounting Pronouncements

See “Note 2. Summary of Significant Accounting Policies” in the notes to our consolidated financial statements for further discussion regarding recently issued accounting standards.

Related Party Transactions

See “Note 17. Related Party Transactions” in the notes to our consolidated financial statements for further discussion regarding related party transactions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2024, we held no derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks.

We are subject to interest rate risk on our variable-rate debt. A 1% increase in interest rates on our variable-rate debt as of December 31, 2024, would increase the annual interest payments for this debt by approximately $10.7 million.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ProFrac Holding Corp.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of ProFrac Holding Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule included under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audits and the report of KPMG LLP, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 10, 2025 expressed an unqualified opinion.

We did not audit the consolidated financial statements of Flotek Industries, Inc. and subsidiaries, a consolidated variable interest entity, for the year ended December 31, 2022, which statements reflect total revenues of 2% of the Company’s consolidated total revenues for the year then ended. Those statements were audited by KPMG LLP, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Flotek Industries, Inc. and subsidiaries, is based solely on the report of KPMG LLP.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits and the report of KPMG LLP provide a reasonable basis for our opinion.

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

Fair value of the Stimulation Services reporting unit in goodwill impairment assessment

As described in note 2 to the consolidated financial statements, the Company has $209.1 million of goodwill related to its Stimulation Services reporting unit. Management, with assistance from a third-party valuation specialist, prepared a quantitative impairment test for the Stimulation Services reporting unit as of the Company’s annual impairment testing date in the fourth quarter of 2024 using a combination of the income and market approaches. As a result of this assessment, management concluded the fair value of the reporting unit exceeded its carrying value, therefore no impairment was identified. We identified the estimation of the fair value of the Stimulation Services reporting unit in the quantitative goodwill impairment assessment as a critical audit matter.

The principal consideration for our determination that the estimation of the fair value of the Stimulation Services reporting unit was a critical audit matter was that there was high estimation uncertainty with respect to significant assumptions, including forecasted revenues and cash flows, the discount rate, and estimated valuation multiples.

Our audit procedures related to the estimation of fair value of the Stimulation Services reporting unit included the following, among others.

• We evaluated the design and tested the operating effectiveness of the Company’s controls associated with developing the estimated fair value of the reporting unit.

• We evaluated the qualifications of valuation specialists engaged by the Company to assist in developing the estimated fair value of the reporting unit.

• We tested the clerical accuracy of the fair value models utilized by the valuation specialists and by management in estimating the fair value of the reporting unit.

• We identified significant inputs and assumptions applied in the estimation of fair value of the reporting unit to determine whether the inputs and assumptions were relevant in the circumstances and applied appropriately in the development of that fair value estimate.

• We evaluated forecasted financial performance of the reporting unit by comparing the projected amounts of revenues and cash flows to actual historical performance or relevant industry data.

• We utilized valuation specialists to assist in evaluating the methodologies used and whether they were acceptable for the underlying fair value determination and whether such methodologies had been applied correctly; the appropriateness of the discount rate and valuation multiples used by developing an independent expectation; and to identify and test other significant inputs to the estimation of the fair value of the reporting unit.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2018.

Dallas, Texas

March 10, 2025

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

Houston, Texas
March 22, 2023

ProFrac Holding Corp.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts or where otherwise noted)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$14.8	$25.3
Accounts receivable, net	312.7	346.1
Accounts receivable — related party, net	16.1	6.8
Inventories	201.1	236.6
Prepaid expenses and other current assets	29.4	23.3
Total current assets	574.1	638.1
Property, plant, and equipment (net of accumulated depreciation of $1,312.4 and $1,010.2, respectively)	1,761.2	1,779.0
Operating lease right-of-use assets, net	158.6	87.2
Goodwill	302.0	325.9
Intangible assets, net	148.9	173.5
Investments ($23.4 at fair value at December 31, 2023)	7.5	28.9
Deferred tax assets	—	0.3
Other assets	35.8	37.8
Total assets	$2,988.1	$3,070.7

LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$324.3	$319.0
Accounts payable — related party	18.1	21.9
Accrued expenses	67.2	65.6
Current portion of long-term debt	164.6	126.4
Current portion of operating lease liabilities	26.0	24.5
Other current liabilities	56.6	84.1
Other current liabilities — related party	3.2	7.4
Total current liabilities	660.0	648.9
Long-term debt	931.1	923.5
Long-term debt — related party	13.3	18.6
Operating lease liabilities	137.1	67.8
Deferred tax liabilities	14.9	—
Tax receivable agreement liability	82.9	68.1
Other liabilities	9.2	15.2
Total liabilities	1,848.5	1,742.1
Commitments and contingencies (NOTE 14)
Mezzanine equity:
Series A redeemable convertible preferred stock, $0.01 par value, 50 thousand shares authorized, issued and outstanding	63.5	58.7

Stockholders' equity:
Preferred stock, $0.01 par value, 50.0 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.01 par value, 600.0 shares authorized, 160.2 and 159.4 shares issued and outstanding, respectively	1.5	1.5
Class B common stock, $0.01 par value, 400.0 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	1,241.2	1,225.4
Accumulated deficit	(235.9)	(16.0)
Accumulated other comprehensive income	0.1	0.3
Total stockholders' equity attributable to ProFrac Holding Corp.	1,006.9	1,211.2
Noncontrolling interests	69.2	58.7
Total stockholders' equity	1,076.1	1,269.9
Total liabilities, mezzanine equity, and stockholders' equity	$2,988.1	$3,070.7

The accompanying notes are an integral part of these consolidated financial statements.

ProFrac Holding Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Services	$1,886.7	$2,274.2	$2,341.5
Product sales	304.2	355.8	84.1
Total revenues	2,190.9	2,630.0	2,425.6

Operating costs and expenses:
Cost of revenues, exclusive of depreciation, depletion and amortization	1,495.1	1,740.1	1,456.8
Selling, general, and administrative	204.6	233.6	225.0
Depreciation, depletion and amortization	442.2	438.4	267.3
Acquisition and integration costs	7.8	21.8	48.8
Goodwill impairment	74.5	—	—
Other operating expense, net	27.1	29.5	15.3
Total operating costs and expenses	2,251.3	2,463.4	2,013.2

Operating income (loss)	(60.4)	166.6	412.4

Other income (expense):
Interest expense, net	(156.6)	(154.9)	(59.5)
Loss on extinguishment of debt	(0.8)	(33.5)	(17.6)
Other income (expense), net	3.0	(36.2)	16.5
Income (loss) before income taxes	(214.8)	(58.0)	351.8
Income tax benefit (expense)	7.0	(1.2)	(9.1)
Net income (loss)	(207.8)	(59.2)	342.7
Less: net income attributable to ProFrac Predecessor	—	—	(73.6)
Less: net (income) loss attributable to noncontrolling interests	(7.3)	3.3	28.4
Less: net income attributable to redeemable noncontrolling interests	—	(41.8)	(206.0)
Net income (loss) attributable to ProFrac Holding Corp.	$(215.1)	$(97.7)	$91.5
Net income (loss) attributable to Class A common shareholders	$(219.9)	$(107.5)	$91.5

Earnings (loss) per Class A common share (basic and diluted)	$(1.38)	$(0.82)	$2.06

Weighted average Class A common shares outstanding:
Basic	159.9	130.9	44.3
Diluted	159.9	130.9	44.5

The accompanying notes are an integral part of these consolidated financial statements.

ProFrac Holding Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$(207.8)	$(59.2)	$342.7
Other comprehensive income:
Foreign currency translation adjustments	—	0.3	0.1
Comprehensive income (loss)	(207.8)	(58.9)	342.8
Less: comprehensive income attributable to ProFrac Predecessor	—	—	(73.5)
Less: comprehensive (income) loss attributable to noncontrolling interest	(7.5)	3.4	28.3
Less: comprehensive income attributable to redeemable noncontrolling interest	—	(41.9)	(206.1)
Comprehensive income (loss) attributable to ProFrac Holding Corp.	$(215.3)	$(97.4)	$91.5

The accompanying notes are an integral part of these consolidated financial statements.

ProFrac Holding Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in millions)

	Class A Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Interests	Equity
Balance, December 31, 2023	159.4	$1.5	$1,225.4	$(16.0)	$0.3	$58.7	$1,269.9
Net income (loss)	—	—	—	(215.1)	—	7.3	(207.8)
Stock-based compensation	—	—	6.5	—	—	0.8	7.3
Class A shares issued for vested stock awards	0.8	—	—	—	—	—	—
Tax withholding related to net share settlement of equity awards	(0.2)	—	(1.5)	—	—	—	(1.5)
Foreign currency translation adjustments	—	—	—	—	(0.2)	0.2	—
Share issuance	0.2	—	—	—	—	—	—
Noncontrolling interest of acquired business	—	—	—	—	—	2.2	2.2
Deemed contribution	—	—	26.5	—	—	—	26.5
Adjustment to additional paid-in capital related to tax receivable agreement	—	—	(14.9)	—	—	—	(14.9)
Other	—	—	(0.8)	—	—	—	(0.8)
Adjustment of convertible preferred stock to redemption amount	—	—	—	(4.8)	—	—	(4.8)
Balance, December 31, 2024	160.2	$1.5	$1,241.2	$(235.9)	$0.1	$69.2	$1,076.1

The accompanying notes are an integral part of these consolidated financial statements.

ProFrac Holding Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in millions)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated Deficit) Retained	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders' (Deficit)
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Interests	Equity
Balance, December 31, 2022	53.9	$0.5	104.2	$1.0	$—	$(1,185.9)	$—	$72.2	(1,112.2)
Class A shares issued to acquire Producers	0.4	—	—	—	6.2	—	—	—	6.2
Class A shares issued to acquire Performance Proppants	0.3	—	—	—	3.4	—	—	—	3.4
Net loss	—	—	—	—	—	(97.7)	—	(3.3)	(101.0)
Stock-based compensation	—	—	—	—	7.8	—	—	0.3	8.1
Stock-based compensation related to deemed contribution	—	—	—	—	12.4	—	—	—	12.4
Flotek common stock issued to satisfy convertible notes held by third parties	—	—	—	—	—	—	—	12.7	12.7
Adjustment of redeemable noncontrolling interest to redemption amount	—	—	—	—	(67.1)	1,277.4	—	—	1,210.3
Conversion of Class B shares to Class A shares	104.2	1.0	(104.2)	(1.0)	1,313.3	—	—	—	1,313.3
Foreign currency translation adjustments	—	—	—	—	—	—	0.3	(0.1)	0.2
Class A shares issued for vested stock awards	0.6	—	—	—	—	—	—	—	—
Tax withholding related to net share settlement of equity awards	—	—	—	—	(0.8)	—	—	—	(0.8)
Additional paid-in capital related to tax receivable agreement	—	—	—	—	(67.6)	—	—	—	(67.6)
Change in equity ownership of Flotek	—	—	—	—	23.1	—	—	(23.1)	—
Adjustment of convertible preferred stock to redemption amount	—	—	—	—	—	(9.8)	—	—	(9.8)
Change in accrued distribution related to income taxes	—	—	—	—	(5.3)	—	—	—	(5.3)
Balance, December 31, 2023	159.4	$1.5	$—	$—	$1,225.4	$(16.0)	$0.3	$58.7	$1,269.9

The accompanying notes are an integral part of these consolidated financial statements.

ProFrac Holding Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in millions)

	Members'	Class A Common Stock		Class B Common Stock		Additional Paid-in	(Accumulated Deficit) Retained	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders' (Deficit)
	Equity	Shares	Amount	Shares	Amount	Capital	Earnings	Income (loss)	Interests	Equity
Balance, December 31, 2021	$147.0	—	$—	—	$—	$—	$—	$0.1	$1.0	148.1
Net income (loss)	73.6	—	—	—	—	—	91.5	—	(28.4)	136.7
Member contribution	5.0	—	—	—	—	—	—	—	—	5.0
Deemed distribution	(3.7)	—	—	—	—	—	—	—	—	(3.7)
THRC related equity	72.9	—	—	—	—	—	—	—	—	72.9
Issuance of Class A shares in IPO	—	18.2	0.2	—	—	227.5	—	—	—	227.7
Issuance of Class B shares at par value for cash	—	—	—	101.1	1.0	—	—	—	—	1.0
Effect of corporate reorganization and reclassification to redeemable noncontrolling interest	(294.8)	20.9	0.2	—	—	(82.9)	—	—	—	(377.5)
Adjustment of redeemable noncontrolling interest to redemption amount at inception	—	—	—	—	—	(146.4)	(1,291.9)	—	—	(1,438.3)
Class A shares issued to settle asset purchase	—	2.1	—	—	—	16.7	—	—	—	16.7
Noncontrolling interest of consolidated business	—	—	—	—	—	—	—	—	99.0	99.0
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(1.7)	(1.7)
Class A shares issued to acquire USWS	—	12.9	0.1	—	—	134.6	—	—	—	134.7
Class A shares issued for vested stock awards	—	—	—	—	—	0.1	—	—	—	0.1
Tax withholding related to net share settlement of equity awards	—	(0.2)	—	—	—	(2.0)	—	—	—	(2.0)
Class B shares issued to acquire REV	—	—	—	3.1	—	20.4	—	—	—	20.4
Additional paid-in capital related to tax receivable agreement	—	—	—	—	—	0.6	—	—	—	0.6
Stock-based compensation	—	—	—	—	—	1.9	—	—	2.2	4.1
Stock-based compensation related to deemed contribution	—	—	—	—	—	17.7	—	—	—	17.7
Foreign currency translation adjustments	—	—	—	—	—	—	—	(0.1)	0.1	—
Other	—	—	—	—	—	0.1	—	—	—	0.1
Adjustment of redeemable noncontrolling interest to redemption amount	—	—	—	—	—	(188.3)	14.5	—	—	(173.8)
Balance, December 31, 2022	$—	53.9	$0.5	$104.2	$1.0	$—	$(1,185.9)	$—	$72.2	$(1,112.2)

The accompanying notes are an integral part of these consolidated financial statements.

ProFrac Holding Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$(207.8)	$(59.2)	$342.7
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	442.2	438.4	267.3
Amortization of acquired unfavorable contracts	(46.5)	(57.5)	(6.6)
Stock-based compensation	7.3	29.8	67.4
Loss (gain) on disposal of assets, net	0.3	(1.7)	2.1
Gain on insurance recoveries	(4.9)	—	—
Non-cash loss on extinguishment of debt	0.8	17.4	10.7
Amortization of debt issuance costs	14.5	24.3	6.7
Acquisition earnout adjustment	—	(6.6)	—
Unrealized loss (gain) on investments, net	(0.4)	38.5	(16.5)
Provision for supply commitment charges	9.6	—	—
Goodwill impairment	74.5	—	—
Deferred tax expense (benefit)	(10.7)	0.1	3.7
Other non-cash items, net	(0.1)	—	2.0
Changes in operating assets and liabilities:
Accounts receivable	55.5	204.8	(203.3)
Inventories	64.7	19.1	(105.1)
Prepaid expenses and other assets	(1.9)	26.5	(26.4)
Accounts payable	(7.6)	(68.2)	42.9
Accrued expenses	(1.3)	(43.8)	18.5
Other liabilities	(20.9)	(8.4)	9.1
Net cash provided by operating activities	367.3	553.5	415.2

Cash flows from investing activities:
Acquisitions, net of cash acquired	(194.4)	(454.5)	(640.7)
Investment in property, plant & equipment	(255.0)	(267.0)	(356.2)
Proceeds from sale of assets	72.9	6.2	48.3
Proceeds from insurance recoveries	6.2	—	—
Investment in unconsolidated affiliate	—	—	(47.2)
Initial investment in Flotek	—	—	(10.0)
Other investments	(2.0)	(0.5)	(22.8)
Net cash used in investing activities	(372.3)	(715.8)	(1,028.6)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	136.7	1,220.0	818.9
Repayments of long-term debt	(157.2)	(946.7)	(531.7)
Borrowings from revolving credit agreements	1,938.2	1,575.8	567.9
Repayments of revolving credit agreements	(1,918.1)	(1,685.2)	(402.7)
Payment of debt issuance costs	(3.6)	(62.3)	(38.6)
Tax withholding related to net share settlement of equity awards	(1.5)	(0.8)	—
Proceeds from issuance of Series A preferred stock	—	50.0	—
Payment of Series A preferred stock issuance costs	—	(1.1)	—
Member contribution	—	—	5.0
Proceeds from issuance of common stock	—	—	329.1
Payment of common stock issuance costs	—	—	(27.4)
Payment of THRC related equity	—	—	(72.9)
Other	—	—	(1.7)
Net cash provided by (used in) financing activities	(5.5)	149.7	645.9

Net increase (decrease) in cash, cash equivalents, and restricted cash	(10.5)	(12.6)	32.5
Cash, cash equivalents, and restricted cash beginning of period	25.3	37.9	5.4
Cash, cash equivalents, and restricted cash end of period	$14.8	$25.3	$37.9

The accompanying notes are an integral part of these consolidated financial statements.

ProFrac Holding Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2024	2023	2022
Non-cash investing and financing activities
Capital expenditures included in accounts payable	$32.4	$44.9	$26.9
Supplemental cash flow information
Cash payments for interest	$137.8	$139.1	$35.0
Cash payments for income taxes	$3.0	$0.3	$4.8

The accompanying notes are an integral part of these consolidated financial statements.

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

ProFrac Holding Corp. (“ProFrac Corp.”) and its consolidated subsidiaries, including ProFrac Holdings, LLC (“ProFrac LLC”), is a vertically integrated and innovation-driven energy holding company providing hydraulic fracturing, proppant production, other completion services and other complementary products and services to leading upstream oil and natural gas companies engaged in the exploration and production (“E&P”) of North American unconventional oil and natural gas resources.

ProFrac Corp. operates in three business segments: Stimulation Services, Proppant Production, and Manufacturing. Our Stimulation Services segment owns and operates a fleet of mobile hydraulic fracturing units and other auxiliary equipment that generates revenue by providing stimulation services to our customers. Our Proppant Production segment provides proppant to oilfield service providers and E&P companies. Our Manufacturing segment sells highly engineered, tight tolerance machined, assembled, and factory tested products such as high horsepower pumps, valves, piping, swivels, large-bore manifold systems, and fluid ends.

Mr. Dan Wilks and Mr. Farris Wilks are brothers and are the founders and principal stockholders of the Company. Their sons, Mr. Matthew D. Wilks and Mr. Johnathan Ladd Wilks are the Company’s Executive Chairman and Chief Executive Officer, respectively. In the normal course of business, we enter into transactions with related parties where Mr. Dan Wilks and Mr. Farris Wilks and entities owned by or affiliated with them (collectively, the "Wilks Parties") hold a controlling financial interest. Under Nasdaq rules and the Company’s Related Party Transactions Policy, our Audit Committee is responsible for reviewing all related party transactions. Under the policy, potential related party transactions are subject to approval by the Audit Committee in advance or, in certain circumstances, ratification by the Audit Committee, in each case if such transactions satisfy the terms and conditions set forth in the policy. See "Note 17. Related Party Transactions" for further information.

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

Initial Public Offering

In the second quarter of 2022, ProFrac Corp. completed its IPO of 18.2 million shares of its Class A common stock, par value $0.01 per share (the "Class A Common Stock") at a public offering price of $18.00 per share, which generated combined net proceeds of $301.7 million, after deducting underwriter discounts and commissions and estimated offering costs. The Company used $72.9 million of the net proceeds to redeem the membership ownership interests from the then-existing owners of THRC FTSI Related Equity (as defined in “Note 4. Business Combinations”) and contributed the remaining proceeds to ProFrac Holdings, LLC. The Company used the remaining proceeds to pay down $208.6 million of outstanding borrowings with the remaining proceeds to be used for general corporate uses and additional repayment of debt.

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

Reclassifications

Certain insurance and property taxes have been reclassified from selling, general and administrative expenses to cost of revenues in our consolidated statements of operations for 2022 and 2023. This reclassification had no effect on operating income or net income (loss) as previously reported.

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

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements, or are reserved for a specific purpose, and not readily available for immediate or general use are recorded to restricted cash and included in prepaid expenses and other current assets in our consolidated balance sheets. As of December 31, 2024 and 2023, we had no restricted cash.

Allowance for Credit Losses

We establish an allowance for credit losses to reduce the carrying value of our accounts receivable based on a number of factors, including the length of time that accounts receivable are past due, our previous loss history, and the customer’s creditworthiness. Losses are charged against the allowance when the customer accounts are determined to be uncollectible.

The following table summarizes our allowance for credit losses:

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

	Year Ended December 31,
	2024	2023
Balance at beginning of period	$(2.7)	$(2.6)
Provision for credit losses, net of recoveries	—	(0.1)
Write-offs	—	—
Balance at end of period	$(2.7)	$(2.7)

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired in a business combination. Goodwill is not amortized but is reviewed for each reporting unit for impairment annually during the fourth quarter or more frequently when events or changes in circumstances indicate that the carrying value may not be recoverable. Judgments regarding indicators of potential impairment are based on market conditions and operational performance of our business. We may assess our goodwill for impairment initially using a qualitative approach to determine whether conditions exist that indicate it is more likely than not that a reporting unit’s carrying value is greater than its fair value, and if such conditions are identified, then a quantitative analysis will be performed to determine if there is any impairment.

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

The changes in the carrying amount of goodwill by reportable segment were as follows:

	Stimulation Services	Proppant Production	Manufacturing	Other	Total
Balance, December 31, 2023	$169.7	$74.5	$—	$81.7	$325.9
Adjustment	16.4	—	—	—	16.4
Impairment of goodwill	—	(74.5)	—	—	(74.5)
Acquisitions	16.7	—	9.5	—	26.2
Measurement period adjustments	6.3	—	1.7	—	8.0
Balance, December 31, 2024	$209.1	$—	$11.2	$81.7	$302.0

The adjustment to goodwill in our Stimulation Services reportable segment was to correct an immaterial error related to the accounting for our acquisition of U.S. Well Services, which decreased property, plant, and equipment and increased goodwill.

The measurement period adjustment for the Stimulation Services segment included an adjustment to recognize an unfavorable purchase commitment and its related tax effects assumed in the AST acquisition. The measurement period adjustments for the Manufacturing segment relate to updated values of other liabilities assumed in the acquisition of BPC.

See “Note 5. Goodwill Impairments” for discussion of our goodwill impairments.

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

Leases

At the inception of an arrangement or contract, we determine whether it is a lease or contains a lease. Lease classification is determined, and the lease is recognized and measured, at the lease commencement date. A right-of-use asset and the corresponding lease liability are recorded based on the present value of the remaining lease payments over the lease term. We do not include renewal or termination options in our assessment of the lease term unless the exercise of those options is deemed to be reasonably certain. We do not recognize a right-of-use asset and lease liability for leases with a term of 12 months or less. Operating lease expenses are recognized on a straight-line basis over the lease term. Assets and lease liabilities related to finance leases are classified as property, plant and equipment and debt on our consolidated balance sheets, respectively.

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

Proppant Production. We generate revenue through the sale of frac sand to oilfield service providers and E&P companies. The performance obligation is satisfied and revenue is recognized at the point-in-time that control of the product is

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

transferred to the customer, generally upon shipment from our facility. Certain of our contracts contain multiple performance obligations to provide a minimum quantity of products to our customers in future periods. For these contracts, the transaction price is allocated to each performance obligation at estimated selling prices and we recognize revenue as we satisfy these performance obligations. At December 31, 2024, the aggregate amount of transaction price allocated to unsatisfied performance obligations was $41.5 million, and the Company expects to perform these obligations and recognize revenue of $26.5 million in 2025, $11.3 million in 2026, and $3.7 million in 2027.

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

In the accounting for prior business combinations, we recorded off-market contract liabilities. We recorded amortization of $43.7 million in 2024 and $57.5 million in 2023 related to these contract liabilities as revenue. As of December 31, 2024 and December 31, 2023, our off-market contract liabilities amounted to $7.6 million and $51.3 million, respectively. Estimated future amortization of off-market contract liabilities to revenue is $7.6 million in 2025.

We believe that disaggregating our revenue by reportable segment (see “Note 16. Business Segments”) provides the information necessary to understand the nature, amount, timing and uncertainty of our revenues and cash flows.

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

We record uncertain tax positions, if any, in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. We had no uncertain tax positions during the periods presented. We classify accrued interest and penalties associated with any unrecognized tax benefits as income tax expense.

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

Recently Adopted Accounting Standards

The Company has adopted FASB ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, effective retrospectively for the fiscal year ended December 31, 2024. This ASU enhances the disclosures required for operating segments in the Company's annual and interim consolidated financial statements. As a result of this adoption, the Company's segment disclosure now includes significant expense categories. The Company's primary segment measure remains unchanged. See “Note 16. Business Segments” for the enhanced disclosures associated with the adoption of this ASU.

Recently Issued Standards Not Yet Adopted

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which enhances the disclosures required for certain expense captions in the Company's annual and interim consolidated financial statements. This ASU is effective prospectively or retrospectively for fiscal years beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard on our disclosures.

3. SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventories

Inventories are comprised of the following:

	December 31,
	2024	2023
Raw materials and supplies	$16.2	$28.2
Work in process	19.7	26.0
Finished products and parts	165.2	182.4
Total	$201.1	$236.6

Property, Plant, and Equipment, Net

Property, plant and equipment, net is comprised of the following:

	December 31,
	2024	2023
Machinery and equipment	$2,455.8	$2,130.8
Mining property and mine development	420.3	425.3
Buildings and leasehold improvements	131.0	113.9
Land	12.8	13.3
Office equipment, software and other	17.0	17.6
Construction in progress	36.7	88.3
Total	3,073.6	2,789.2
Less: accumulated depreciation, depletion and amortization	(1,312.4)	(1,010.2)
Property, plant, and equipment, net	$1,761.2	$1,779.0

The increase in net property, plant, and equipment was partially due to assets of $200.3 million acquired through our 2024 acquisitions (see “Note 4. Business Combinations”).

Depreciation and amortization expense related to property, plant, and equipment was $386.8 million, $387.1 million and $261.2 million in 2024, 2023 and 2022, respectively. Depletion expense was $19.1 million, $16.1 million, and $0.5 million in 2024, 2023 and 2022, respectively.

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

Intangible Assets, Net

Intangible assets, net is comprised of the following:

	Weighted Average Remaining Amortization period (Years)	Estimated Useful Life (in years)	Gross Book Value	Less: Accumulated Amortization	Net Book Value
As of December 31, 2024
Acquired technology	7.9	3-10	$124.7	$(30.3)	$94.4
Tradename	9.3	10	2.9	(0.2)	2.7
Patents/License	8	8	5.9	(0.2)	5.7
Customer relationships	2.1	4	92.5	(46.4)	46.1
Intangible assets, net	6.4		$226.0	$(77.1)	$148.9

As of December 31, 2023
Acquired technology	8.7	3-10	$124.7	$(17.2)	$107.5
Customer relationships	2.9	4	89.6	(23.6)	66.0
Intangible assets, net	6.5		$214.3	$(40.8)	$173.5

We amortize other identifiable intangible assets with a definite life on a straight-line basis over the estimated useful lives of the assets. Amortization expense related to intangible assets was $36.3 million, $35.2 million, and $5.6 million in 2024, 2023 and 2022, respectively.

The estimated future amortization expense related to intangible assets is $36.7 million in 2025, $35.1 million in 2026, $13.9 million in 2027, $13.6 million in 2028, $12.9 million in 2029, and $36.7 million thereafter.

Accrued Expenses

Accrued expenses are comprised of the following:

	December 31,
	2024	2023
Employee compensation and benefits	$22.9	$22.6
Sales, use, and property taxes	21.0	24.0
Insurance	13.2	10.9
Interest	6.1	5.4
Income taxes	1.9	1.5
Other	2.1	1.2
Total accrued expenses	$67.2	$65.6

Other Current Liabilities

Other current liabilities are comprised of the following:

	December 31,
	2024	2023
Acquired unfavorable contracts	$7.6	$43.5
Accrued supply commitment charges	12.6	—
Munger make-whole liability	8.6	7.5
Accrued legal contingencies	7.1	20.7
Deferred revenue	7.4	7.3
Tax receivable agreement obligation	3.3	2.8
Other	10.0	2.3
Total other current liabilities	$56.6	$84.1

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

4. BUSINESS COMBINATIONS

Current Year Acquisitions

In April 2024, we acquired all of the remaining equity interests of Basin Production and Completion LLC (“BPC”). BPC is the parent company of FHE USA LLC, which manufactures equipment used in the hydraulic fracturing industry. This acquisition expanded our manufacturing capabilities into new product categories. The total purchase consideration was $39.8 million, consisting of cash consideration of $14.9 million and our pre-existing equity investment of $24.9 million. In 2024, our operating results include revenues of $17.1 million and a pretax loss of $11.0 million, related to the BPC acquired operations. BPC is included in our Manufacturing reportable segment.

In June 2024, we acquired 100% of the issued and outstanding capital stock of Advanced Stimulation Technologies, Inc. (“AST”), a pressure pumping services provider serving the Permian Basin, for total purchase consideration of $174.0 million in cash. This acquisition expanded our hydraulic fracturing capabilities. For the six months ended June 30, 2024, our operating results included revenues of $15.0 million and pretax earnings of $0.1 million related to the AST acquired operations. Throughout the third quarter of 2024, we integrated AST’s operations. As a result, we track all stimulation services assets as one group and it would be impracticable to separately report AST revenues or pretax earnings subsequent to June 30, 2024. AST is included in our Stimulation Services reportable segment.

In June 2024, we acquired 100% of the issued and outstanding common stock of NRG Manufacturing, Inc., which manufactures equipment used in the hydraulic fracturing industry, and its affiliate, AMI US Holdings, Inc., which develops commercial software used in hydraulic fracturing industry (collectively “NRG”), for total purchase consideration of $6.0 million in cash. This acquisition expanded our manufacturing and maintenance capabilities. In 2024, our operating results include revenues of $9.2 million and a pretax loss of $1.0 million, related to the NRG acquired operations. NRG is included in our Manufacturing reportable segment.

The following table represents our preliminary allocation of total purchase consideration of AST, BPC and NRG to the identifiable assets acquired and liabilities assumed based on the fair values on their acquisition dates:

	AST	BPC	NRG
Cash and cash equivalents	$—	$0.1	$0.4
Accounts receivable	26.0	5.0	1.2
Prepaid expenses and other assets	4.0	0.3	0.3
Operating lease assets	—	1.5	10.7
Inventories	13.1	12.2	3.9
Property, plant and equipment	158.4	39.8	2.0
Intangible assets	—	5.8	—
Total identifiable assets acquired	201.5	64.7	18.5
Accounts payable	13.9	6.3	1.5
Accrued expenses	2.9	0.2	—
Current portion of long-term debt	—	0.5	—
Current portion of operating lease liabilities	—	0.4	1.0
Other current liabilities	8.1	3.6	—
Non-current portion of debt	—	20.4	—
Deferred tax liability	25.6	—	—
Operating lease liabilities	—	1.2	10.0
Other liabilities	—	1.3	—
Total liabilities assumed	50.5	33.9	12.5
Less: noncontrolling interest	—	2.2	—
Goodwill	23.0	11.2	—
Total purchase consideration	$174.0	$39.8	$6.0

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

The allocations of purchase price to the identifiable assets acquired and liabilities assumed for these acquisitions are preliminary and subject to revisions during the measurement period, up to one year from the date the acquisition closed. These determinations include the use of estimates based on information that was available at the time these consolidated financial statements were prepared. We believe that the estimates used are reasonable; however, the estimates are subject to change as additional information becomes available.

2023 Acquisitions

On January 3, 2023, we acquired 100% of the issued and outstanding membership interest of Producers Service Holdings LLC (“Producers”), which was an employee-owned pressure pumping services provider serving Appalachia and the Mid-Continent, for a total purchase consideration of $36.5 million, consisting of (i) Class A common stock valued at $12.9 million based on the acquisition date closing price of $21.40; (ii) cash consideration of $9.7 million; and (iii) our pre-existing investment of $13.9 million. Throughout the six months ended June 30, 2023, we integrated Producers' operations. As a result, we track all stimulation services assets as one group and it would be impracticable to separately report Producers' revenues or pretax earnings subsequent to the acquisition.

On February 24, 2023, we acquired 100% of the issued and outstanding membership interests in (i) Performance Proppants, LLC, (ii) Red River Land Holdings, LLC, (iii) Performance Royalty, LLC, (iv) Performance Proppants International, LLC, and (v) Sunny Point Aggregates, LLC (together, “Performance Proppants”) for a total purchase consideration of $462.8 million, consisting of (i) Class A common stock valued at $6.2 million based on the acquisition date closing price of $19.67; (ii) cash consideration of $452.4 million; and (iii) the settlement of a pre-existing receivable of $4.2 million. Performance Proppants was a frac sand provider in the Haynesville basin. The Performance Proppants acquisition contributed revenues of $204.9 million and pretax income of $99.9 million, before intercompany eliminations, to our consolidated statement of operations for the year ended December 31, 2023. The Performance Proppants acquisition contributed revenues of $154.8 million, after intercompany eliminations, to our consolidated statement of operations for the year ended December 31, 2023.

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

The amounts allocated to goodwill were attributable to the organized workforce and potential or expected synergies. The goodwill for Producers and Performance Proppants was recognized in the Stimulation Services and Proppant Production segments, respectively. We estimate that substantially all of the goodwill will be deductible for income tax purposes.

2022 Acquisitions

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

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

The following table summarizes the fair value of consideration transferred in the transaction, which consisted of settlement of pre-existing relationships, and its allocation to the fair values of Flotek’s assets, liabilities and noncontrolling interest as of May 17, 2022 (the “Flotek Acquisition Date”):

Settlement of pre-existing relationships:
Accounts payable	$(2.7)
Supply Agreement contract liability	(9.9)
Fair value of previously held interest in 10% Convertible PIK Notes	30.2
Total purchase consideration	$17.6

Cash and cash equivalents	$21.7
Accounts receivable	18.9
Inventories	12.2
Assets held for sale	1.8
Other current assets	3.4
Property and equipment	21.6
Operating lease right-of-use assets	3.9
Deferred tax assets	0.3
Total identifiable assets acquired	83.8
Accounts payable and accrued liabilities	24.2
Operating lease liabilities	7.4
Finance lease liabilities	0.1
Long-term debt	17.1
Other liabilities	0.1
Total liabilities assumed	48.9
Less: noncontrolling interests	99.0
Goodwill	81.7
Total purchase consideration	$17.6

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

As of December 31, 2024, we owned approximately 50.5% of Flotek's outstanding common stock. As of December 31, 2024 and 2023, $60.9 million and $62.7 million, respectively, of Flotek's assets and $56.2 million and $55.5 million, respectively, of Flotek's liabilities are included in our condensed consolidated balance sheets. These amounts are exclusive of goodwill and are after intercompany eliminations. The assets of Flotek can only be used to settle its obligations and the creditors of Flotek have no recourse to our assets. Our exposure to Flotek is generally limited to the carrying value of our equity and variable interests.

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

In connection with the USWS Acquisition, we borrowed approximately $164.0 million under our 2022 ABL Credit Facility. See “Note 7. Debt” for additional discussion regarding the 2022 ABL Credit Facility.

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

The following combined pro forma results of operations have been prepared as though the AST, BPC, NRG, Producers and Performance Proppants acquisitions had been completed on January 1, 2023. Pro forma amounts presented below are for illustrative purposes only and do not reflect future events that occurred after December 31, 2024, or any operating efficiencies or inefficiencies that may result from these significant acquisitions. The results of operations are not necessarily indicative of results that would have been achieved had we controlled AST, BPC, NRG, Producers and Performance Proppants during the periods presented.

	Year Ended December 31,
(unaudited)	2024	2023
Revenues	$2,354.9	$3,100.7
Net loss	$(209.8)	$(7.4)

We incurred $3.3 million, $16.2 million and $25.1 million of acquisition costs related to acquisitions in 2024, 2023 and 2022, respectively. Acquisition costs are included in acquisition and integration costs within the consolidated statements of operations.

5. GOODWILL IMPAIRMENTS

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

Based upon the results of our interim quantitative impairment tests, we concluded that the carrying values of the Permian Proppant and Eagle Ford Proppant reporting units exceeded their estimated fair values, which resulted in goodwill impairment charges of $2.4 million and $4.4 million, respectively, for the third quarter of 2024, which represented all of the goodwill recorded on these reporting units.

6. INVESTMENTS

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

Subsequent to February 9, 2022, but prior to our acquisition in 2024, our investments in BPC provided us with the ability to have significant influence, but not control over BPC’s operations. We then concluded that BPC was a VIE, but we were not the primary beneficiary of the VIE. We elected the fair value option to account for our equity method investment in BPC. See “Note 15. Fair Value of Financial Instruments” for more information on our instruments using Level 3 measurements. As of December 31, 2023, the estimated fair value of our investment in BPC was $23.4 million. Our acquisition of BPC in 2024 effectively settled our investments in BPC previously measured under the fair value option. See “Note 4. Business Combinations” for further discussion of the acquisition.

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

7. DEBT

Long-term debt is comprised of the following:

	December 31,
	2024	2023
ProFrac Holding Corp.:
2029 Senior Notes	$584.2	$520.0
2022 ABL Credit Facility	139.8	117.4
Equify Notes (1)	13.3	18.6
Finance lease obligations	6.3	8.6
Other	8.0	10.2
ProFrac Holding Corp. principal amount	751.6	674.8
Less: unamortized debt discounts, premiums, and issuance costs	(15.0)	(17.4)
Less: current portion of long-term debt	(87.5)	(46.2)
ProFrac Holding Corp. long-term debt, net	649.1	611.2

Alpine Subsidiary:
Alpine 2023 Term Loan	350.0	365.0
Monarch Note	—	54.7
Other	0.8	—
Finance lease obligations	7.2	2.1
Alpine principal amount	358.0	421.8
Less: unamortized debt discounts, premiums, and issuance costs	(14.5)	(22.0)
Less: current portion of long-term debt	(65.5)	(71.6)
Alpine long-term debt, net	278.0	328.2

Flotek Subsidiary:
Flotek ABL credit facility	4.7	7.5
Flotek other	0.1	0.2
Flotek principal amount	4.8	7.7
Less: current portion of long-term debt	(4.8)	(7.6)
Flotek long-term debt, net	—	0.1

Other Subsidiaries:
Revolving credit facility	5.4	—
Finance lease obligations	6.4	—
Other	12.7	3.6
Other subsidiaries principal amount	24.5	3.6
Less: unamortized debt discounts, premiums, and issuance costs	(0.4)	—
Less: current portion of long-term debt	(6.8)	(1.0)
Other subsidiaries long-term debt, net	17.3	2.6

Consolidated:
Total principal amount	1,138.9	1,107.9
Less: unamortized debt discounts, premiums, and issuance costs	(29.9)	(39.4)
Less: current portion of long-term debt	(164.6)	(126.4)
Total long-term debt, net	$944.4	$942.1

(1) Related party debt agreements

Senior Secured Notes Due 2029

In December 2023, ProFrac Holdings II, LLC completed an offering of $520 million of senior secured floating rate notes due in December 2029 in a private offering to qualified institutional buyers (“2029 Senior Notes”). The Company primarily used these proceeds to repay outstanding principal amounts of other existing debt. In June 2024, ProFrac Holdings II, LLC issued

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

an additional $120 million aggregate principal amount of its 2029 Senior Notes at par to Beal Bank and Beal Bank USA in connection with our acquisition of AST. These notes were issued as additional notes pursuant to the original indenture as amended. These new notes and the notes previously issued under the indenture are treated as a single series of securities under the indenture and the new notes have substantially identical terms, other than the issue date, issue price and first payment date, as the existing notes and are secured by a security interest in the same collateral.

In 2024, we made principal payments of $55.8 million on our 2029 Senior Notes.

The 2029 Senior Notes bear interest at an adjusted Secured Overnight Financing Rate (“Adjusted SOFR”) plus a margin of 7.25% per annum with a 2.00% Adjusted SOFR floor. The Adjusted SOFR rate is equal to the applicable Secured Overnight Financing Rate plus 0.26161% per annum. Interest is payable quarterly, in arrears, on March 31, June 30, September 30 and December 31. The effective interest rate was 13.0% as of December 31, 2024.

The 2029 Senior Notes were issued at a discount of $5.2 million for aggregate consideration of $514.8 million and resulted in net proceeds to the Company of $498.8 million after debt issuance costs of $16.0 million.

The 2029 Senior Notes require minimum quarterly payments including principal payments of $11.9 million on June 30, 2024, September 30, 2024, and December 31, 2024, and $18.1 million at the end of each calendar quarter thereafter. The 2029 Senior Notes are redeemable, at our option, beginning on January 15, 2025, at a premium of 5% through January 14, 2026. This premium declines to 2.0% through January 14, 2027, and 1.0% through January 14, 2028, after which we may redeem the notes at par value.

The obligation to pay principal and interest on the 2029 Senior Notes is jointly and severally guaranteed on a full and unconditional basis by ProFrac LLC, and subject to certain exceptions, our domestic subsidiaries. The 2029 Senior Notes are secured on a first priority basis by substantially all of the assets of ProFrac Corp. and ProFrac LLC, and subject to certain exceptions, our domestic subsidiaries.

The 2029 Senior Notes contain a covenant requiring us to maintain a minimum loan to value (“LTV”) ratio of 0.78 to 1.00 in 2025, 0.77 to 1.00 in 2026, and 0.75 to 1.00 thereafter. This ratio is the aggregate unpaid principal amount of the 2019 Senior Notes divided by the orderly liquidation value of our applicable assets. The 2029 Senior Notes contain covenants that could, in certain circumstances, limit our ability to issue additional debt, repurchase or pay dividends on our common or preferred stock, sell our assets, or enter into certain other transactions. We were in compliance with all of the covenants in the indenture governing our 2029 Senior Notes at December 31, 2024.

Alpine 2023 Term Loan

In December 2023, our Alpine subsidiary entered into a senior secured term loan credit agreement (the “Alpine Term Loan Credit Agreement”) that matures in January 2029, with CLMG Corp. as administrative agent and collateral agent, and the lenders party thereto, providing for a term loan of $365.0 million (the “Alpine 2023 Term Loan”). The Company primarily used these proceeds to repay outstanding principal amounts of other existing debt.

Borrowings under the Alpine 2023 Term Loan accrue interest at either an Adjusted SOFR rate or a base rate, plus an applicable margin of 7.25% per annum with a 3.00% Adjusted SOFR floor. The Adjusted SOFR rate is equal to the applicable Secured Overnight Financing Rate plus 0.11448% per annum. The effective interest rate was 13.4% as of December 31, 2024.

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

The Alpine 2023 Term Loan originally contained a covenant commencing with the fiscal quarter ending September 30, 2024, requiring Alpine not to exceed a maximum Total Net Leverage Ratio (as defined in the Alpine Term Loan Credit Agreement) of 2.00 to 1.00. This ratio is generally the consolidated total debt of Alpine divided by an adjusted EBITDA calculation. This

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

covenant was amended to commence testing compliance with the Total Net Leverage Ratio with the fiscal quarter ending on March 31, 2026. The Alpine 2023 Term Loan contains covenants that limit Alpine’s ability to issue additional debt, pay dividends or distributions, sell its assets, or enter into certain other transactions.

As a result of Alpine’s lower than expected operating results in 2024, Alpine is closely monitoring its forthcoming compliance obligations with the Total Net Leverage Ratio covenant. While there can be no assurance, Alpine believes that it will be able to meet, modify, or further defer this debt covenant.

Alpine was in compliance with all other covenants, and there were no existing defaults or events of default related to the Alpine 2023 Term Loan as of December 31, 2024.

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

The 2022 ABL Credit Facility, as amended, provides for a maximum availability of $325.0 million. The maximum availability of credit under the 2022 ABL Credit Facility is limited at any time to the lesser of the lenders committed amounts or a borrowing base. The borrowing base is based on percentages of eligible accounts receivable and eligible inventory, which serve as collateral for the ABL Credit Facility, and is subject to certain reserves. Assets of our Alpine subsidiary are excluded from the borrowing base. If at any time borrowings and letters of credit issued under the credit facility exceed the borrowing base, we will be required to repay an amount equal to such excess. As of December 31, 2024, the maximum availability under the ABL credit facility was limited to our eligible borrowing base of $223.9 million with $139.8 million of borrowings outstanding and $13.4 million of letters of credit outstanding, resulting in approximately $70.7 million of remaining availability.

Borrowings under the 2022 ABL Credit Facility accrue interest at either a SOFR rate or a base rate, plus an applicable margin. The applicable margin for SOFR rate loans ranges from 1.5% to 2.0% and for base rate loans ranges from 0.5% to 1.0%. The 2022 ABL Credit Facility bears an unused line fee ranging from 0.250% to 0.375%. The effective interest rate was 8.25% as of December 31, 2024.

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

The 2022 ABL Credit Facility contains certain customary representations and warranties and affirmative and negative covenants. The negative covenants include, subject to customary exceptions, limitations on indebtedness, dividends, distributions and certain other payments, investments, acquisitions, prepayments of specified junior indebtedness, amendments of specified junior indebtedness, transactions with affiliates, dispositions, mergers and consolidations, liens, restrictive agreements, sale and leaseback transactions, changes in fiscal periods and changes in line of business. The Company was in compliance with all covenants, and there were no existing defaults or events of default related to the 2022 ABL Credit Facility as of December 31, 2024.

Monarch Note

In connection with our acquisition of Monarch in December 2022, $87.5 million of the purchase price was financed through a seller-financed note (the “Monarch Note”, see “Note 4. Business Combinations” for additional information). The Monarch Note matured in December 2024 and bore interest at an annual rate of 2.5%. We repaid the Monarch Note in 2024.

The Monarch Note required minimum quarterly payments of $10.9 million. Alpine had an option to prepay the loan in whole or in part without penalty or premium. The Monarch Note was secured by Alpine’s equity interest in Monarch, substantially all of the assets of Monarch, and real property acquired in connection with the Monarch Acquisition.

The Monarch Note was initially measured at fair value in connection with the Monarch Acquisition, resulting in recording a debt discount of $10.4 million. We amortized such discount as an adjustment to interest expense using the effective interest method over the term of the Monarch Note.

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

Equify Notes

In connection with our acquisition of USWS in November 2022 (see “Note 4. Business Combinations” for additional information), we assumed two equipment financing notes with Equify Financial, LLC, a related party to the Company controlled by the Wilks Parties. At acquisition, these notes had principal balances of $11.9 million and $12.3 million, have terms through August 2027 and October 2027, and bear interest at an annual rate of 14.8% and 15.5%, respectively. The Equify Notes were initially measured at fair value in connection with the USWS Acquisition, resulting in recording a debt premium of $3.6 million. We amortize such premium as an adjustment to interest expense using the effective interest method over the term of the Equify Notes. As of December 31, 2024, the effective interest rates on the Equify Notes were 3.4% and 4.2%. These notes are collateralized by certain equipment in our Stimulation Services segment.

Restricted Assets

Our Alpine 2023 Term Loan requires us to segregate collateral associated with Alpine and limits our ability to use Alpine's cash or assets to satisfy our obligations or the obligations of our other subsidiaries. We also have limited ability to provide Alpine with liquidity to satisfy its obligations. See “Note 16. Business Segments” for certain financial information for Alpine, which is our Proppant Production segment.

Maturities of Debt

As of December 31, 2024, the principal maturity schedule for our debt outstanding is as follows:

	2025	2026	2027	2028	2029	Thereafter	Total
ProFrac Holding Corp.:
2029 Senior Notes	72.3	72.3	72.3	72.3	295.0	—	584.2
2022 ABL Credit Facility	—	—	139.8	—	—	—	139.8
Equify Notes (1)	5.0	5.0	3.3	—	—	—	13.3
Finance lease obligations	2.2	2.0	1.8	0.3	—	—	6.3
Other	8.0	-	—	—	—	—	8.0
ProFrac Holding Corp. principal amount	87.5	79.3	217.2	72.6	295.0	—	751.6

Alpine Subsidiary:
Alpine 2023 Term Loan	60.0	60.0	60.0	60.0	110.0	—	350.0
Other	0.3	0.3	0.2	—	—	—	0.8
Finance lease obligations	5.2	1.9	0.1	—	—	—	7.2
Alpine principal amount	65.5	62.2	60.3	60.0	110.0	—	358.0

Flotek Subsidiary:
Flotek ABL credit facility	4.7	—	—	—	—	—	4.7
Flotek other	0.1	—	—	—	—	—	0.1
Flotek principal amount	4.8	—	—	—	—	—	4.8

Other Subsidiaries:
Revolving credit facility	5.4	—	—	—	—	—	5.4
Finance lease obligations	0.3	0.3	0.3	0.3	0.3	4.9	6.4
Other	1.1	1.8	0.9	0.6	0.7	7.6	12.7
Other subsidiaries principal amount	6.8	2.1	1.2	0.9	1.0	12.5	24.5

Total principal amount	$164.6	$143.6	$278.7	$133.5	$406.0	$12.5	$1,138.9

(1) Related party debt agreements

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

8. LEASES

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

Immediately subsequent to the AST acquisition, AST conveyed to the Wilks Parties substantially all of AST’s owned real property in exchange for cash consideration of approximately $23 million. We now lease such real property from the Wilks Parties in exchange for aggregate monthly lease payments totaling $30.2 million through May 2034. The cash consideration received was equal to the carrying value of these assets. This lease is accounted for as an operating lease.

In December 2024, we sold certain stimulation service equipment to the Wilks Parties in exchange for cash consideration of approximately $40.0 million. We now lease such equipment from the Wilks Parties in exchange for aggregate monthly lease payments totaling $44.8 million through December 2028. The cash consideration received was $26.5 million more than the carrying value of these assets. Because this sale was to an affiliate under common control, we accounted for the $26.5 million as an equity transaction recorded as a deemed contribution within our consolidated statements of changes in equity. This lease is accounted for as an operating lease.

Our finance lease balances are as follows:

		December 31,
	Consolidated Balance Sheet Location	2024	2023
Assets:
Finance lease right-of-use assets	Property, plant, and equipment, net	$19.4	$11.4
Liabilities:
Current portion of finance lease liabilities	Current portion of long-term debt	$7.7	$4.2
Finance lease liabilities	Long-term debt	$12.2	$6.5

The components of our lease costs are as follows:

	Year Ended December 31,
	2024	2023	2022
Operating lease costs	$36.9	$45.8	$18.6
Short-term lease costs	27.7	32.3	10.5
Finance lease costs:
Amortization of right-of-use assets	7.3	5.1	0.4
Interest on lease liabilities	1.2	1.0	0.1
Total lease costs	$73.1	$84.2	$29.6

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

The weighted-average remaining lease term and discount rates used in the measurement of our right-of-use assets and lease liabilities are as follows:

	Year Ended December 31,
	2024	2023	2022
Weighted-average remaining lease term:
Operating leases	5.9 years	6.4 years	5.9 years
Finance leases	6.3 years	3.7 years	4.0 years
Weighted average discount rate:
Operating leases	8.1%	5.9%	6.9%
Finance leases	5.5%	7.8%	7.1%

The following table includes other supplemental information for our leases:

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease obligations:
Operating leases	$37.6	$46.4	$18.2
Finance leases	$8.4	$6.2	$0.9
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$103.4	$11.9	$50.8
Finance leases	$9.9	$8.6	$3.6
Operating lease right-of-use assets recognized upon adoption of the leasing standard	$—	$—	$35.8

As of December 31, 2024, the future maturities of our lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
2025	$37.9	$8.6
2026	38.0	4.8
2027	37.9	2.6
2028	33.8	0.9
2029	14.7	0.6
Thereafter	40.8	6.3
Total lease payments	203.1	23.8
Less imputed interest	(40.0)	(3.9)
Total lease liabilities	$163.1	$19.9

9. PREFERRED STOCK

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

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

The Preferred Stock holders have the option to convert each Preferred Stock share into shares of our common stock at a conversion ratio. The conversion ratio is defined as the Liquidation Preference as of the date of the conversion divided by the conversion price of $20.00, where such conversion price is subject to adjustment upon the occurrence of specified events set forth under terms of the Preferred Stock. At December 31, 2024, the Preferred Stock was convertible into 2.8 million common shares.

The Preferred Stock is redeemable at the Company's option at any time. The redemption price per share is an amount in cash equal to the Liquidation Preference as of the date of redemption multiplied by 1.15 (“Redemption Amount”). As of December 31, 2024, the Redemption Amount of the Preferred Stock would be $63.5 million.

Upon a change of control, the Company will have the option to convert the Preferred Stock into common shares or to redeem the Preferred Stock for cash.

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

The holders of the Preferred Stock are also common stockholders of the Company and collectively control our board of directors. Therefore, the Preferred Stock holders could direct the Company to redeem the Preferred Stock at any time. As a result, we have classified the Preferred Stock as mezzanine equity on our consolidated balance sheets and have measured its carrying value at its maximum redemption value with a corresponding charge to retained earnings.

10. OTHER OPERATING EXPENSE, NET

Other operating expense, net is comprised of the following:

	Year Ended December 31,
	2024	2023	2022
Litigation expenses and accruals for legal contingencies	$15.7	$34.1	11.3
Gain on insurance recoveries	(4.9)	—	—
Transaction costs	3.9	—	—
Severance charges	2.5	1.1	—
(Gain) loss on disposal of assets	0.3	(1.7)	2.1
Impairment of long-lived assets	—	2.5	—
Supply commitment charge	9.6	—	—
Acquisition earnout adjustments	—	(6.6)	—
Provision for credit losses, net of recoveries	—	0.1	1.9
Total	$27.1	$29.5	$15.3

Litigation expenses and accruals for legal contingencies generally represent legal and professional fees incurred in significant litigation as well as estimates for loss contingencies with regards to certain vendor disputes and litigation matters. In 2024, substantially all of these costs represent litigation costs incurred in connection with certain patent infringement lawsuits with Halliburton, which were settled in September 2024. See "Note 14. Commitments and Contingencies" for a discussion of significant litigation matters. In 2023 more than half of these costs were related to litigation costs incurred in connection with the lawsuits against Halliburton.

Gain on insurance recoveries consists of insurance proceeds received for accidentally damaged or destroyed equipment in excess of its carrying value.

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

The transaction costs for 2024 represent deferred costs incurred for Alpine's initial public offering that were charged to earnings as a result of its postponement.

Severance charges related to the departure of certain highly-compensated employees.

Gain or loss on disposal of assets, net consists of gains or losses on excess property, early equipment failures, and other asset dispositions.

Impairments of long-lived assets in 2023 related to certain construction-in-process assets at one of our acquired sand mines that were abandoned.

Supply commitment charges for 2024 represent charges related to contractual inventory purchase commitments to certain proppant suppliers. These charges were attributable to our decreased volume of purchases from these suppliers due to certain customers decreasing their activity levels. If future customer demand differs from our contracted supply, we may incur supply commitment charges in future periods.

The acquisition earnout adjustments represent a decrease in the fair value of the contingent consideration related to our acquisition of REV in December 2022.

11. STOCK-BASED COMPENSATION

The compensation cost charged against income for all stock-based compensation was $7.3 million, $29.8 million, and $67.4 million in 2024, 2023, and 2022, respectively and was classified as selling, general, and administrative expenses in our consolidated statements of operations. The total income tax benefit for all stock-based compensation was $0.3 million, $0.2 million and $0.4 million in 2024, 2023, and 2022 respectively; however, such benefit was substantially offset by the valuation allowance against our deferred tax assets.

Long Term Incentive Plan

In May 2022, we adopted the ProFrac Holding Corp. 2022 Long Term Incentive Plan (“2022 Plan”) to attract and retain officers, employees, directors, and other key personnel and to provide those persons incentives and awards for performance. The 2022 Plan originally allocated 3,120,708 shares of our Class A Common Stock in the form of incentive stock options, non-qualified stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, or other stock-based awards. As of December 31, 2024, up to 1,180,220 shares were available for future grants under the 2022 Plan.

Pursuant to the 2022 Plan, we have granted time-based vesting RSUs to certain employees and directors. The RSUs granted generally vest over one to four years from the grant date. The grant date fair value of the RSUs is determined using the closing price of our Class A Common Stock on the grant date.

The following table summarizes the current year activity related to our time-based vesting RSUs:

	Units	Grant Date Weighted- Average Fair Value per Unit
Unvested balance at December 31, 2023	839,607	$12.55
Granted	410,293	8.61
Vested	(761,740)	12.10
Forfeited	(48,107)	11.66
Unvested balance at December 31, 2024	440,053	$9.74

Stock-based compensation expense for these RSUs was $5.9 million, $9.3 million, and $6.0 million in 2024, 2023 and 2022, respectively. The weighted-average grant-date fair value per share of RSUs granted was $8.61, $11.94, and $17.89 in 2024, 2023 and 2022, respectively. The weighted-average fair value of RSUs vested was $12.10 and $17.40 in 2024 and 2023, respectively. As of December 31, 2024, there was $2.7 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.0 years.

Pursuant to the 2022 Plan, the Company authorized performance-based vesting RSUs (“PRSU”) to certain company executives. The PRSUs that met the definition of having a grant date for accounting purposes in 2023 have a service component that vests one year from the grant date and two performance conditions. The grant date fair value of the PRSUs was determined using the closing price of our Class A Common Stock on the grant date. The performance conditions are based on an earnings metric and a cash flow metric and have an achievement range of 0% to 200% of the PRSUs granted. We

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

recognize stock-based compensation expense for the awards we estimate will ultimately vest under the performance conditions.

The following table summarizes the current year activity related to our performance-based vesting RSUs:

	Units	Grant Date Weighted- Average Fair Value per Unit
Unvested balance at December 31, 2023	—	$—
Granted	117,363	9.16
Performance adjustment	(96,447)	9.16
Vested	—	—
Forfeited	—	—
Unvested balance at December 31, 2024	20,916	$9.16

Stock-based compensation expense for these PRSUs was $0.1 million in 2024. The weighted-average grant-date fair value per share of PRSUs granted was $9.16 and $12.65 in 2024 and 2023, respectively. The weighted-average fair value of RSUs vested was zero in 2024 and 2023. As of December 31, 2024, there was $0.1 million of total unrecognized compensation cost related to unvested PRSUs, which is expected to be recognized over a weighted average period of 2.2 years.

Flotek Stock-Based Compensation

Flotek stockholders have approved long-term incentive plans under which Flotek may grant equity awards to officers, key employees, non-employee directors and service providers in the form of stock options, restricted stock, restricted stock units, and certain other incentive awards. Stock-based compensation expense related to Flotek awards was $0.8 million, $0.3 million and $2.1 million in 2024, 2023 and 2022, respectively. As of December 31, 2024, there was $3.1 million of unrecognized compensation cost for Flotek equity awards, which is expected to be recognized over a weighted-average period of 1.9 years.

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

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

The derived service period for the award was determined based on the median vesting time for the simulations that achieved the vesting hurdle. Stock-based compensation expense associated with this award was recognized over the derived service period. Stock-based compensation expense for this award was $19.7 million and $25.6 million in 2023 and 2022, respectively. As of December 31, 2023 and thereafter, there was no unrecognized compensation cost related to this award.

12. INCOME TAXES

Before May 17, 2022, the ProFrac Predecessor entities were organized as limited liability companies or a limited partnership and were treated as either a disregarded entity or a partnership for U.S. federal income tax purposes, whereby the ordinary business income or loss and certain deductions were passed-through and reported on the members’ income tax returns. As such, we were not required to account for U.S. federal income taxes in our consolidated financial statements. Certain state income-based taxes are imposed on the Company which are reflected as income tax expense or benefit in historical periods. In connection with the IPO in May 2022, the Company reorganized and ProFrac LLC became partially owned by ProFrac Corp., a C-Corporation. ProFrac Corp. is a taxable entity and is required to account for income taxes under the asset and liability method for periods subsequent to May 17, 2022. In connection with the Redemption in April 2023, ProFrac LLC became wholly owned by ProFrac Corp. In 2024, we effectuated a legal entity reorganization that resulted in ProFrac LLC becoming a disregarded entity for U.S. federal income tax purposes. As a result, our accounting under the asset and liability method in 2024 is based on the underlying assets and liabilities of ProFrac LLC.

The following table summarizes the components of income tax expense (benefit):

	Year Ended December 31,
	2024	2023	2022
Current income taxes:
Federal	$-	$(1.1)	$1.7
State	3.7	2.2	3.7
Total current	3.7	1.1	5.4

Deferred income taxes:
Federal	(9.6)	—	3.6
State	(1.1)	0.1	0.1
Total deferred	(10.7)	0.1	3.7

Income tax expense (benefit)	$(7.0)	$1.2	$9.1

Actual income tax expense (benefit) differed from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes as follows:

	Year Ended December 31,
	2024	2023	2022
Income (loss) before income taxes	$(214.8)	$(58.0)	$351.8
Statutory rate	21%	21%	21%
Federal income tax expense (benefit) at statutory rate	(45.1)	(12.2)	73.9
State taxes, net of federal benefit	(0.8)	0.8	9.5
Permanent items	3.4	7.2	13.6
Other	3.6	(1.3)	(3.2)
Non-controlling interest	-	(10.7)	(59.9)
Business combination adjustment	-	(8.3)	-
Valuation allowance	31.9	25.7	(24.8)
Income tax expense (benefit)	$(7.0)	$1.2	$9.1
Effective tax rate	3.3%	-2.1%	2.6%

The Company’s effective tax rate was generally lower than the federal corporate income tax rate of 21% due to changes in the valuation allowance against our deferred tax assets for all periods. Additionally, our effective tax rate was impacted in 2023 and 2022 because income allocated to our Class B shareholders before the conversion of our Class B common stock to Class A common stock was not subject to tax on the Company’s tax returns.

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforward	$147.1	$162.9
Interest carryforward	31.4	-
Tax receivable agreement	-	74.1
Lease liability	39.8	-
Intangible assets and goodwill	198.6	8.0
Other	31.8	10.4
Gross deferred tax assets	448.7	255.4
Valuation allowance	(139.2)	(91.1)
Total deferred tax assets	309.5	164.3

Deferred tax liabilities:
Property, Plant & Equipment	(280.2)	-
Investment in ProFrac Holdings, LLC	-	(156.5)
Right-of-use asset and other	(44.2)	(7.5)
Total deferred tax liabilities	(324.4)	(164.0)

Net deferred tax assets (liabilities)	$(14.9)	$0.3

As of December 31, 2024, the Company had approximately $2.4 billion of federal net operating loss ("NOL") carryforwards, of which $1.5 billion will expire on various dates between 2032 and 2037 with the remaining losses carried forward indefinitely. The Company's NOLs were acquired through its acquisition of FTSI and USWS during 2022. FTSI filed for bankruptcy protection on September 22, 2020 and upon emergence on November 19, 2020 elected Section 382(l)(5) with respect to its tax attributes, including NOLs. Section 382(l)(5) completely limits utilization of NOLs if a company making the election experiences a second "ownership change" under Section 382 within a two year period. FTSI experienced a second "ownership change" when it was acquired by the Company on March 2, 2022, within the two year period after it elected Section 382(l)(5). As such, $1.9 billion of federal NOLs are fully limited and unable to be utilized in the future. Of the Company's remaining $452.0 million federal NOLs, $413.9 million are also subject to limitation under Section 382.

The Company also has $779.5 million of state NOLs, of which $571.9 million will expire on various dates between 2032 and 2043 with the remaining losses carried forward indefinitely. NOLs that are fully limited under Section 382(l)(5) were $521.5 million and of the remaining $257.9 million state NOLs, $232.8 million are subject to limitation under Section 382.

We have established a valuation allowance for all deferred tax assets that will not be realized by future taxable income generated by our deferred tax liabilities. Deferred tax assets related to our U.S. federal and state tax net operating losses are still available to us to offset future taxable income, subject to limitations in the event of a change of control under Section 382 of the Internal Revenue Code. At December 31, 2024, we had not incurred such an ownership change.

At each reporting date, we consider all available positive and negative evidence to evaluate whether our deferred tax assets are more likely than not to be realized. A significant piece of negative evidence that we consider is whether we have incurred cumulative losses (generally defined as losses before income taxes) in recent years. Such negative evidence weighs heavily against other more subjective positive evidence such as our projections for future taxable income. We noted that for the three years ended December 31, 2024, we recorded cumulative income before income taxes of $79.0 million as a result of income reported in 2022. Notwithstanding this three-year cumulative income, we concluded that a valuation allowance was still required at December 31, 2024, because it is more likely than not that the deferred tax assets will not be realized. We based this conclusion on the positive and negative evidence discussed below.

The primary positive evidence we noted was:

•
Our income before income taxes in 2022 was $351.8 million.

The primary negative evidence we noted was:

•
In 2024 we recorded a loss before income taxes of $214.8 million.

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
•
The price of oil and natural gas has fluctuated significantly over the past three years. A significant decrease in the price of oil or natural gas has historically resulted in a decrease in our customers’ activity levels and a corresponding decrease in our earnings.
•
We do not have prudent and feasible tax-planning strategies available to us to realize deferred tax assets.

If we generate income before income taxes in future periods, we may be able to recognize a portion of our net deferred tax assets in future periods. We will adjust the valuation allowance based on our evaluation of new information as it becomes available and new circumstances as they occur. A change in our assessment could cause a decrease to the valuation allowance, which could materially impact our results of operations.

At December 31, 2024, we had no liability for uncertain tax positions. We recognize accrued interest and penalties related to any uncertain tax positions as part of income tax expense. At December 31, 2024, we had no accrued interest expense associated with unrecognized tax benefits. Interest expense associated with unrecognized tax benefits was zero for all periods presented.

ProFrac LLC was obligated to make cash distributions to the redeemable noncontrolling interest holders to fund their respective income tax liabilities relating to their share of the income of ProFrac LLC. In the fourth quarter of 2022, the Company paid a distribution of $8.0 million to the redeemable noncontrolling interest holders. The revised estimate for the full year liability to these shareholders was $2.8 million. As of December 31, 2022, we recorded the $5.3 million overpayment of the distribution in prepaid expenses and other current assets on our consolidated balance sheets to be offset against future tax distributions. In connection with the conversion of our Class B common stock to Class A common stock, ProFrac LLC will no longer be required to make tax distributions to our former Class B shareholders. As a result, we recorded the $5.3 million overpayment as an equity transaction as of December 31, 2023.

ProFrac Holding Corp and its U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. Our income tax returns, along with income tax returns for our acquired subsidiaries, are currently subject to examination in federal and state jurisdictions primarily for tax years from 2020-2023.

Tax Receivable Agreement

In connection with our initial public offering, ProFrac Corp. entered into a tax receivable agreement (the “TRA”) with certain holders of limited liability company interests in ProFrac LLC (the “TRA Holders”). The TRA generally provides for payment by ProFrac Corp. to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that ProFrac Corp. actually realizes (or is deemed to realize in certain circumstances) as a result of (i) certain increases in tax basis that occur as a result of ProFrac Corp.'s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s ProFrac LLC units in connection with the initial public offering or the exercise of the Redemption Right (as defined in the TRA) or the Call Right (as defined in the TRA), and (ii) imputed interest deemed to be paid by ProFrac Corp. as a result of, and additional tax basis arising from, any payments ProFrac Corp. makes under the TRA. Payments will generally be made under the TRA as ProFrac Corp. realizes actual cash tax savings from the tax benefits covered by the TRA. As a result of our IPO and the conversion of all our Class B common stock to Class A common stock (see “Note 1. Organization and Description of Business”) and the tax effects of these transactions, we recorded a $82.9 million noncurrent TRA liability. The recognition of the TRA liability was recorded as an equity transaction

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

because the holders of Class B common stock and their affiliates control us through their Class A common stock holdings. As of December 31, 2024, the current liability for our TRA obligation was an additional $3.3 million.

13. EARNINGS PER SHARE

The calculation of earnings per share ("EPS") for our Class A common stock is as follows:

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income (loss) attributable to ProFrac Holding Corp.	$(215.1)	$(97.7)	$91.5
Adjust Series A redeemable convertible preferred stock to its maximum redemption value	(4.8)	(9.8)	—
Net income (loss) used for basic earnings per Class A common share	(219.9)	(107.5)	91.5
Net income reallocated to dilutive Class A common shares	—	—	0.2
Net income (loss) used for diluted earnings per Class A common share	$(219.9)	$(107.5)	$91.7

Denominator:
Weighted average Class A common shares	159.9	130.9	44.3
Dilutive potential of employee restricted stock units	—	—	0.2
Weighted average Class A common shares — diluted	159.9	130.9	44.5

Basic and diluted earnings per Class A common share	$(1.38)	$(0.82)	$2.06

Antidilutive shares:
Common stock equivalents related to Preferred Stock	2.7	2.5	—
Employee restricted stock units which are antidilutive due to net loss position	0.1	0.2	—
Total antidilutive shares	2.8	2.7	—

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

14. COMMITMENTS AND CONTINGENCIES

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

In September 2024, we settled this lawsuit with Halliburton for a confidential amount and the financial effects of this matter have been included in our consolidated financial statements as of December 31, 2024.

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

In September 2024, we settled this lawsuit with Halliburton for a confidential amount and the financial effects of this matter have been included in our consolidated financial statements as of December 31, 2024.

Purchase Commitments

As of December 31, 2024, we had purchase commitments of $55.8 million in 2025 for hydraulic fracturing equipment components and proppant.

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

15. FAIR VALUE MEASUREMENTS

Recurring Measurements

Our assets and liabilities measured at fair value on a recurring basis consist of the following:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
December 31, 2024:
Liabilities — Munger make-whole provision	$—	$—	$8.6

December 31, 2023:
Assets — Investment in BPC	$—	$—	$23.4

Liabilities — Munger make-whole provision	$—	$—	$7.5

Investment in BPC

Before acquiring BPC in 2024, we elected the fair value option to account for our investment in BPC due to the complexities of the terms of the equity investment. The significant unobservable inputs used in the fair value measurement, which was valued using the income approach and the market approach, are forecasted results and a weighted-average cost of capital. The fair value of this asset is classified as investments in our consolidated balance sheets.

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

The Munger Right Agreement includes a ‘Make Whole’ provision. Under the Make Whole provision, as amended, if any seller liquidates 100% of their Class A Common Stock prior to the two-year anniversary of the IPO and the value of the shares sold does not equal such seller’s share of the $30.0 million cash purchase price, then we will pay the difference between their share of the cash purchase price and the amount they ultimately received upon the sale of their Class A shares. This Make Whole provision is accounted for as a written put option with a fair value of $8.6 million as of December 31, 2024 and is presented within other current liabilities in our consolidated balance sheet. The fair value of the Munger make-whole provision was estimated using a Black-Scholes model. The significant unobservable inputs used in the fair value measurement are the risk-free rate and volatility. The expiration date of the Munger make-whole provision is on May 17, 2025. The intrinsic value of the Munger Make-Whole provision was $8.7 million at December 31, 2024.

The following is a reconciliation of our recurring Level 3 fair value measurements:

	Year Ended December 31,
	2024	2023
Net asset (liability) balance at beginning of period	$15.9	$46.6
Change in fair value of Level 3 fair value measurements	0.4	(30.7)
Transfer of investment in BPC to acquisition purchase consideration	(24.9)	—
Net asset (liability) balance at end of period	$(8.6)	$15.9

All of the changes in fair value of Level 3 fair value instruments were charged to income and classified as other income (expense), net on our consolidated statements of operations.

Nonrecurring Measurements

We have certain assets and liabilities that are not measured at fair value on an ongoing basis but were subjected to fair value adjustments at the time of acquisition. These include long-lived assets and liabilities acquired through our business combination activities and purchase consideration in the form of seller-financed long-term notes payable, the fair values of which were determined using applicable valuation models based on significant unobservable inputs classified as Level 3 in the fair value hierarchy. See “Note 4. Business Combinations” for additional information.

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

The carrying amounts of our financial instruments other than long-term debt approximate fair value because of the short-term nature of the items. The carrying amounts of our floating rate debt approximate fair value due to their variable interest rates. The fair value of our fixed rate debt, classified as Level 2 in the fair value hierarchy, also approximated its carrying value.

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

16. BUSINESS SEGMENTS

The Company's segments are determined as those operations whose results are reviewed regularly by the chief operating decision maker ("CODM"), who is our Executive Chairman, in deciding how to allocate resources and assess performance. Our CODM manages our business segments primarily by the type of product or services provided. We have three reportable segments which we operate within the United States of America: Stimulation Services, Proppant Production and Manufacturing. Amounts in the other category reflect our business activities that are not separately reportable, which primarily includes Flotek for the periods presented. Other business activities also include Livewire Power, LLC (“Livewire”), which we launched in the fourth quarter of 2024. Livewire enables onsite power generation services for oilfield and non-oilfield customers that require off-grid power solutions.

The CODM assesses the performance of the segments based on segment adjusted EBITDA, which is defined as our net income (loss) before (i) interest expense, net, (ii) income taxes, (iii) depreciation, depletion and amortization, (iv) (loss) gain on disposal of assets, net, (v) stock-based compensation, and (vi) other charges, such as certain credit losses, gain (loss) on extinguishment of debt, gain (loss) on investments, acquisition and integration expenses, litigation expenses and accruals for legal contingencies, acquisition earnout adjustments, severance charges, goodwill impairments, gains on insurance recoveries, transaction costs, third-party supply commitment charges, and impairments of long-lived assets.

We account for intersegment transactions as if the transactions were with third parties, that is, at estimated current market prices.

Summarized financial information for our reportable segments is as follows:

	Stimulation Services	Proppant Production	Manufacturing	Other	Eliminations	Total
Year Ended December 31, 2024:
Revenue
External customers — services	$1,886.7	$—	$—	$—	$—	$1,886.7
External customers — product sales (1)	—	181.5	50.8	71.9	—	304.2
Intercompany (2)	27.7	65.0	172.0	123.6	(388.3)	—
Total Revenue	$1,914.4	$246.5	$222.8	$195.5	$(388.3)	$2,190.9
Cost of revenues, exclusive of depreciation, depletion, and amortization	1,394.8	137.6	190.5	152.5	(380.3)	1,495.1
Selling, general and administrative, excluding stock-based compensation	123.6	23.3	24.6	25.8	—	197.3
Other expense (income)	(2.7)	—	0.1	—	—	(2.6)
Adjusted EBITDA (3)	$398.7	$85.6	$7.6	$17.2	$(8.0)	$501.1
Depreciation, depletion and amortization	348.5	77.8	13.8	2.8	(0.7)	442.2
Investment in property, plant & equipment	216.8	23.5	8.6	10.8	(4.7)	255.0

As of December 31, 2024:
Cash and cash equivalents	$8.7	$—	$1.7	$4.4	$—	$14.8
Total current assets	466.9	71.4	255.3	95.3	(314.8)	574.1
Property, plant, and equipment, net	839.3	817.6	82.5	25.9	(4.1)	1,761.2
Total assets (4)	2,911.3	929.5	443.2	249.6	(1,545.5)	2,988.1
Current portion of long-term debt	87.5	65.5	6.8	4.8	—	164.6
Long-term debt	649.1	278.0	17.3	—	—	944.4
Total liabilities	1,891.4	124.2	360.7	103.9	(631.7)	1,848.5

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

	Stimulation Services	Proppant Production	Manufacturing	Other	Eliminations	Total
Year Ended December 31, 2023:
Revenue
External customers — services	$2,274.2	$—	$—	$—	$—	$2,274.2
External customers — product sales (1)	—	270.2	19.0	66.6	—	355.8
Intercompany (2)	17.0	113.1	157.1	126.4	(413.6)	—
Total Revenue	$2,291.2	$383.3	$176.1	$193.0	$(413.6)	$2,630.0
Cost of revenues, exclusive of depreciation, depletion, and amortization	1,668.9	171.6	147.0	166.2	(413.6)	1,740.1
Selling, general and administrative, excluding stock-based compensation	147.0	13.8	14.6	28.4	—	203.8
Other expense (income)	(2.1)	(0.2)	—	0.0	—	(2.3)
Adjusted EBITDA (3)	$477.4	$198.1	$14.5	$(1.6)	$—	$688.4
Depreciation, depletion and amortization	363.0	68.1	4.2	3.1	—	$438.4
Investment in property, plant & equipment	221.8	40.9	3.3	1.0	—	$267.0

As of December 31, 2023:
Cash and cash equivalents	$1.3	$17.7	$0.4	$5.9	$—	$25.3
Total current assets	445.8	181.2	164.7	70.6	(224.2)	638.1
Property, plant, and equipment, net	881.6	859.8	19.8	17.8	—	1,779.0
Total assets (4)	2,483.9	1,160.1	243.9	188.7	(1,005.9)	3,070.7
Current portion of long-term debt	46.2	71.6	1.0	7.6	—	126.4
Long-term debt	611.2	328.2	2.6	0.1	—	942.1
Total liabilities	1,404.5	225.7	201.5	55.5	(145.1)	1,742.1

Year Ended December 31, 2022:
Revenue
External customers — services	$2,341.5	$—	$—	$—	$—	$2,341.5
External customers — product sales (1)	—	33.9	13.1	37.1	—	84.1
Intercompany (2)	7.2	56.1	153.6	74.7	(291.6)	—
Total Revenue	$2,348.7	$90.0	$166.7	$111.8	$(291.6)	$2,425.6
Cost of revenues, exclusive of depreciation, depletion, and amortization	1,451.3	40.7	137.9	118.5	(291.6)	1,456.8
Selling, general and administrative, excluding stock-based compensation	122.6	3.2	14.4	17.4	—	157.6
Other expense (income)	(0.7)	0.4	0.1	0.2	—	(0.0)
Adjusted EBITDA (3)	$775.5	$45.7	$14.3	$(24.3)	$—	$811.2
Depreciation, depletion and amortization	$246.4	$14.2	$4.7	$2.0	$—	$267.3
Investment in property, plant & equipment	$297.8	$52.5	$5.5	$0.4	$—	$356.2

(1)
Our Proppant Production segment recognized noncash revenue associated with acquired contract liabilities of $43.7, $57.5 million and $6.6 million in 2024, 2023 and 2022, respectively.
(2)
In our other business activities, Flotek recorded $32.5 million and $20.1 million of revenue in 2024 and 2023, respectively, related to contract shortfalls because the Stimulation Services segment did not purchase the minimum contractual commitment of chemistry products from Flotek.
(3)
Adjusted EBITDA for the stimulated services segment included an intercompany supply commitment charge of $32.5 million and $20.1 million in 2024 and 2023, respectively, because this segment did not purchase the minimum contractual commitment of chemistry products from Flotek.

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

(4)
Total assets for the Stimulation Services segment includes our investment in BPC prior to acquisition, which was $23.4 million and $53.6 as of December 31, 2023 and 2022, respectively. The gains and losses associated with this investment are not included in our segment profit measure of adjusted EBITDA.

The following table reconciles consolidated Adjusted EBITDA to net income (loss):

	Year Ended December 31,
	2024	2023	2022
Adjusted EBITDA of reportable segments	$501.1	$688.4	$811.2
Interest expense, net	(156.6)	(154.9)	(59.5)
Depreciation, depletion and amortization	(442.2)	(438.4)	(267.3)
Income tax benefit (expense)	7.0	(1.2)	(9.1)
Gain (loss) on disposal of assets, net	(0.3)	1.7	(2.1)
Loss on extinguishment of debt	(0.8)	(33.5)	(17.6)
Acquisition earnout adjustment	—	6.6	—
Stock-based compensation (1)	(7.3)	(10.1)	(8.1)
Stock-based compensation related to deemed contributions (1)	—	(19.7)	(59.3)
Provision for credit losses, net of recoveries	—	(0.1)	(1.9)
Transaction costs	(3.9)	—	—
Severance charges	(2.5)	(1.1)	—
Acquisition and integration costs	(7.8)	(21.8)	(48.8)
Supply commitment charges	(9.6)	—	—
Impairment of long-lived assets	—	(2.5)	—
Impairment of goodwill	(74.5)	—	—
Gain on insurance recoveries	4.9	—	—
Litigation expenses and accruals for legal contingencies	(15.7)	(34.1)	(11.3)
Unrealized gain (loss) on investments, net	0.4	(38.5)	16.5
Net income (loss)	$(207.8)	$(59.2)	$342.7

(1)
Stock-based compensation and stock-based compensation related to deemed contributions are reported in “Selling, general and administrative” in the consolidated statements of operations and are not allocated to the segments.

17. RELATED PARTY TRANSACTIONS

In the normal course of business, we have entered into transactions with related parties where the Wilks Parties hold a controlling financial interest. In the three year period ended December 31, 2024, the Company had related party transactions with the following related party entities:

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
•
Equify Financial, LLC (“Equify Financial”) is a finance company that provides equipment and other financing to its customers, including the Company. Amounts paid to Equify Financial are recorded in cost of revenue, interest expense in our consolidated statements of operations, and repayments of long-term debt in our consolidated statements of cash flows. See “Note 7. Debt” for additional disclosures related to related party credit agreements.
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
•
Cisco Aero, LLC (“AERO”) is a private aviation company. Amounts paid to AERO are recorded as selling, general and administrative expenses in our consolidated statements of operations.
•
FHE USA LLC (“FHE”) is a subsidiary of BPC that provides production and well completion equipment used at the wellsite. With the acquisition of BPC, it is no longer a related party and any transactions between our subsidiaries and FHE subsequent to the acquisition have been eliminated. Amounts paid to FHE were recorded as capital expenditures in our consolidated statements of cash flows.

The following table summarizes revenue from related parties:

	Year Ended December 31,
	2024	2023	2022
Flying A	$23.6	$6.7	$3.4
Carbo	—	0.7	0.8
Total	$23.6	$7.4	$4.2

The following table summarizes expenditures with related parties:

	Year Ended December 31,
	2024	2023	2022
Automatize	$86.2	$134.0	$110.8
FHE	—	3.3	14.3
Wilks Brothers	9.1	19.2	17.0
Related Lessors	15.2	13.2	9.1
Wilks Construction	—	6.8	38.9
Wilks Earthworks	11.7	9.1	—
Equify Financial	7.9	8.7	1.0
AERO	2.3	—	—
3 Twenty-Three	—	1.3	0.3
Carbo	1.7	1.6	1.3
Other	—	—	0.4
Total	$134.1	$197.2	$193.1

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

The following table summarizes accounts receivable–related party:

	December 31,
	2024	2023
Flying A	$15.7	$5.9
Carbo	—	0.5
Interstate	0.4	0.4
Total accounts receivable — related party	$16.1	$6.8

The following table summarizes accounts payable–related party:

	December 31,
	2024	2023
Automatize	$11.6	$11.6
Wilks Brothers	3.2	7.8
Wilks Earthworks	2.8	1.1
Related Lessors	0.1	0.1
Equify	—	0.3
Carbo	0.4	1.0
Total accounts payable — related party	$18.1	$21.9

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

In June 2023, we arranged to sell certain surplus equipment and inventory components and to assign certain pre-orders for equipment to Flying A, at prices which are consistent with fair market value, for a total consideration of $36.3 million. We received the proceeds from this transaction in June 2023. Subsequent to June 30, 2023, Flying A requested changes to the mix of the assets being sold to it by the Company without altering the total consideration, and the Company and Flying A agreed to add to the transaction agreement a most favored nation clause on pricing and a condition to closing that the Company’s Audit Committee approve the final mix of assets to be transferred to Flying A. We delivered $28.9 million of these components to Flying A in 2023. In January 2024, we agreed to sell $8.4 million of additional equipment to Flying A under similar terms. We received the proceeds from this additional transaction in January 2024. We delivered $12.6 million of product to Flying A in 2024. We expect to deliver the remaining $3.2 million of product to Flying A in 2025. We accounted for the unapplied proceeds from these transactions as related party deposits presented as "Other current liabilities - related party" in our consolidated balance sheets.

In September 2023, the Company entered into a purchase agreement with THRC Holdings, LP and FARJO Holdings, LP, pursuant to which the Company issued and sold 50,000 shares of Preferred Stock for gross proceeds of $50.0 million. THRC Holdings, LP and FARJO Holdings, LP are Wilks Parties. See “Note 9. Preferred Stock” for more information.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our Executive Chairman (our principal executive officer) and Chief Financial Officer (our principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Executive Chairman and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2024, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, under the direction of our Executive Chairman (our principal executive officer) and Chief Financial Officer (our principal financial officer), is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Our system of internal control over financial reporting is designed to provide reasonable assurance to our management and to our board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on its evaluation under this framework, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

Our independent registered public accounting firm, Grant Thornton LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ProFrac Holding Corp.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of ProFrac Holding Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated March 10, 2025 expressed unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Dallas, Texas

March 10, 2025

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days of December 31, 2024 (the “2025 Proxy Statement”). The Company has adopted an Insider Trading Policy, a copy of which is filed as Exhibit 19 to this Annual Report.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to our 2025 Proxy Statement, which is expected to be filed with the SEC within 120 days of December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our 2025 Proxy Statement, which is expected to be filed with the SEC within 120 days of December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to our 2025 Proxy Statement, which is expected to be filed with the SEC within 120 days of December 31, 2024.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to our 2025 Proxy Statement, which is expected to be filed with the SEC within 120 days of December 31, 2024.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1)
Financial Statements

Reference is made to Part II, Item 8 of this Annual Report on Form 10-K.

(2)
Financial Statement Schedules

See below for Schedule I. The remaining financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in the Company’s consolidated financial statements and notes thereto.

Schedule I - Condensed Financial Information of Registrant

ProFrac Holding Corp.

PARENT COMPANY BALANCE SHEETS

(in millions, except per share amounts or where otherwise noted)

	December 31,
	2024	2023
ASSETS
Current assets:
Income tax receivable	$—	$0.4
Total current assets	—	0.4
Investment in subsidiaries	1,171.5	1,340.4
Total assets	$1,171.5	$1,340.8

LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Income tax payable	—	—
Current portion of tax receivable agreement liability	3.3	2.8
Total current liabilities	3.3	2.8
Deferred tax liabilities	14.9	—
Tax receivable agreement liability	82.9	68.1
Total liabilities	101.1	70.9
Commitments and contingencies (Note 4)
Mezzanine equity:
Series A preferred stock, $0.01 par value, 50 thousand shares authorized, 50 thousand and zero shares issued and outstanding, respectively	63.5	58.7
Redeemable noncontrolling interest	—	—

Stockholders' equity:
Preferred stock, $0.01 par value, 50.0 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.01 par value, 600.0 shares authorized, 160.2 and 159.4 shares issued and outstanding, respectively	1.5	1.5
Class B common stock, $0.01 par value, 400.0 shares authorized, zero and no shares issued and outstanding	—	—
Additional paid-in capital	1,241.2	1,225.4
Accumulated deficit	(235.9)	(16.0)
Accumulated other comprehensive income	0.1	0.3
Total stockholders' equity attributable to ProFrac Holding Corp.	1,006.9	1,211.2
Total liabilities, mezzanine equity, and stockholders' equity	$1,171.5	$1,340.8

The accompanying notes are an integral part of these condensed financial statements.

ProFrac Holding Corp.

PARENT COMPANY STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues	$—	$—	$—
Operating costs and expenses	0.4	—	—
Loss before income taxes and equity in income (loss) of subsidiaries	(0.4)	—	—
Income tax benefit (expense)	10.4	1.0	(5.3)
Income (loss) before equity in income (loss) of subsidiaries	10.0	1.0	(5.3)
Equity in income (loss) of subsidiaries, net of tax	(225.1)	(56.9)	376.4
Net income (loss)	(215.1)	(55.9)	371.1
Less: net income attributable to ProFrac Predecessor	—	—	(73.6)
Less: net income attributable to redeemable noncontrolling interests	—	(41.8)	(206.0)
Net income (loss) attributable to ProFrac Holding Corp.	$(215.1)	$(97.7)	$91.5
Net income (loss) attributable to Class A common shareholders	$(219.9)	$(107.5)	$91.5

Earnings (loss) per Class A common share (basic and diluted)	$(1.38)	$(0.82)	$2.06

Weighted average Class A common shares outstanding:
Basic	159.9	130.9	44.3
Diluted	159.9	130.9	44.5

The accompanying notes are an integral part of these condensed financial statements.

ProFrac Holding Corp.

PARENT COMPANY STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$(215.1)	$(55.9)	$371.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in loss (income) of subsidiaries, net of tax	225.1	56.9	(376.4)
Deferred tax expense (benefit)	(10.7)	—	3.9
Distributions received from ProFrac Holdings, LLC	0.4	0.7	4.3
Changes in operating assets and liabilities:
Income tax receivable	0.3	2.7	(3.0)
Income tax payable	—	(0.1)	0.1
Net cash provided by operating activities	—	4.3	—

Cash flows from investing activities:
Contributions to ProFrac Holdings, LLC	—	(53.2)	(228.8)
Net cash used in investing activities	—	(53.2)	(228.8)

Cash flows from financing activities:
Proceeds from issuance of Series A preferred stock	—	50.0	—
Payment of Series A preferred stock issuance costs	—	(1.1)	—
Proceeds from issuance of common stock	—	—	329.1
Payment of common stock issuance costs	—	—	(27.4)
Payment of THRC related equity	—	—	(72.9)
Net cash provided by financing activities	—	48.9	228.8

Net increase in cash, cash equivalents, and restricted cash	—	—	—
Cash, cash equivalents, and restricted cash beginning of period	—	—	—
Cash, cash equivalents, and restricted cash end of period	$—	$—	$—

Supplemental cash flow information:
Cash payments (refunds received) for income taxes, net	$0.4	$(3.6)	$4.3

The accompanying notes are an integral part of these condensed financial statements.

ProFrac Holding Corp.

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

ProFrac Holding Corp. (“ProFrac Corp.” or “the Company”) is a holding company with substantially all of its assets and operations held by ProFrac Holdings, LLC (“ProFrac LLC”), which is a vertically integrated and innovation-driven energy holding company providing hydraulic fracturing, proppant production, other completion services and other complementary products and services to leading upstream oil and natural gas companies engaged in the exploration and production of North American unconventional oil and natural gas resources.

Mr. Dan Wilks and Mr. Farris Wilks are brothers and are the founders and principal stockholders of the Company. Their sons, Mr. Matthew D. Wilks and Mr. Johnathan Ladd Wilks are the Company’s Executive Chairman and Chief Executive Officer, respectively. In the normal course of business, we enter into transactions with related parties where Mr. Dan Wilks and Mr. Farris Wilks and entities owned by or affiliated with them (collectively, the "Wilks Parties") hold a controlling financial interest. Under Nasdaq rules and the Company’s Related Party Transactions Policy, our Audit Committee is responsible for reviewing all related party transactions. Under the policy, potential related party transactions are subject to approval by the Audit Committee in advance or, in certain circumstances, ratification by the Audit Committee, in each case if such transactions satisfy the terms and conditions set forth in the policy. See “Note 17. Related Party Transactions” in the notes to our consolidated financial statements for further information.

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

Initial Public Offering

In the second quarter of 2022, ProFrac Corp. completed its IPO of 18.2 million shares of its Class A common stock, par value $0.01 per share (the “Class A Common Stock”) at a public offering price of $18.00 per share, which generated combined net proceeds of $301.7 million, after deducting underwriter discounts and commissions and estimated offering costs. The Company used $72.9 million of the net proceeds to redeem the membership ownership interests from the then-existing owners of THRC FTSI Related Equity (as defined in “Note 4. Business Combinations” in the notes to our consolidated financial statements) and contributed the remaining proceeds to ProFrac LLC.

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

2. PREFERRED STOCK

For details regarding our preferred stock, see “Note 9. Preferred Stock” in the notes to our consolidated financial statements.

3. INCOME TAXES

For details regarding income taxes, see “Note 12. Income Taxes” in the notes to our consolidated financial statements.

4. COMMITMENTS AND CONTINGENCIES

For details regarding contingencies related to litigation, see "Note 14. Commitments and Contingencies" in the notes to our consolidated financial statements. For details regarding guarantees of certain debt instruments of our indirectly owned subsidiaries and our consolidated schedule of debt maturities, see "Note 7. Debt" in the notes to our consolidated financial statements.

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
4.15

First Supplemental Indenture, dated as of June 12, 2024, among ProFrac Holdings II, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, calculation agent and collateral agent (incorporated by reference to Exhibit 4.3 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on June 14, 2024).

4.16

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

10.21^

Fourth Amendment to Credit Agreement, dated as of February 23, 2023, by and among ProFrac Holdings II, LLC, as borrower, ProFrac Holdings, the lenders party thereto, the letter of credit issuers party thereto and the guarantors party thereto, and JPMorgan Chase Bank, N.A., as the agent, the collateral agent and the swingline lender (incorporated by reference to Exhibit 10.11 to ProFrac Holding Corp.’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2023).

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

10.43†

Membership Interest Purchase Agreement, dated as of December 23, 2022, by and among ProFrac Holdings II, LLC, Performance Holdings I, LLC, and Performance Holdings II, LLC (incorporated by reference to Exhibit 10.1 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on December 30, 2022).

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

10.51†

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

10.57#

Transition and Separation Agreement, dated June 3, 2024, between ProFrac Holding Corp. and Lance Turner (incorporated by reference to Exhibit 10.1 to ProFrac Holding Corp.’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2024).

10.58#

Consulting Agreement, effective as of June 18, 2024, between ProFrac Holding Corp. and Lance Turner (incorporated by reference to Exhibit 10.2 to ProFrac Holding Corp.’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2024).

10.59#

Employment Agreement, dated as of June 17, 2024, between ProFrac Holding Corp. and Austin Harbour (incorporated by reference to Exhibit 10.3 to ProFrac Holding Corp.’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2024).

10.60

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

10.61

Amendment to the Term Loan Security Agreement, dated June 19, 2024, among Alpine Holdings II, LLC, PF Proppant Holdings, LLC, certain other Affiliates of the Borrower party, Red River Land Holdings, LLC, Performance Royalty LLC, Alpine Monahans, LLC, Alpine Monahans II, LLC, Monarch Silica, LLC, Alpine Real Estate Holdings, LLC, and CLMG Corporation, as collateral agent (incorporated by reference to Exhibit 10.5 to ProFrac Holding Corp.’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2024).

10.62#

First Amendment to Employment Agreement, effective as of September 25, 2024, between ProFrac Holdings II, LLC and Michael Henry (incorporated by reference to Exhibit 10.1 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on October 1, 2024).

10.63	Indemnification Agreement (Michael Henry) (incorporated by reference to Exhibit 10.2 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on October 1, 2024).
19*	Insider Trading Policy.

21.1*	List of Subsidiaries of ProFrac Holding Corp.
23.1*	Consent of Grant Thornton LLP.
23.2*	Consent of KPMG LLP.
23.3*	Consent of John T. Boyd Company.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95*	Mine Safety Disclosure Exhibit.
97*	ProFrac Holding Corp. Clawback Policy.
101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive date file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.
104*	Cover Page Interactive Date File (embedded within the Inline XBRL document and contained in Exhibit 101).

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

PROFRAC HOLDING CORP.

Date: March 10, 2025	By:	/s/ Matthew D. Wilks
Name: Matthew D. Wilks
Title: Executive Chairman and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew D. Wilks Matthew D. Wilks	Executive Chairman and Director (Principal Executive Officer)	March 10, 2025

/s/ Johnathan Ladd Wilks Johnathan Ladd Wilks	Chief Executive Officer	March 10, 2025

/s/Austin Harbour Austin Harbour	Chief Financial Officer (Principal Financial Officer)	March 10, 2025

/s/Michael S. Henry Michael S. Henry	Principal Accounting Officer (Principal Accounting Officer)	March 10, 2025

/s/Theresa Glebocki	Director	March 10, 2025
Theresa Glebocki

/s/Gerald Haddock	Director	March 10, 2025
Gerald Haddock

/s/Sergei Krylov	Director	March 10, 2025
Sergei Krylov

/s/Stacy Nieuwoudt	Director	March 10, 2025
Stacy Nieuwoudt

/s/Coy Randle Coy Randle	Director	March 10, 2025