Form 10-Q
period 2025-03-31
ProFrac Holding Corp.
filed 2025-05-07
CIK 1881487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 5, 2025, the registrant had 160,178,432 shares of Class A common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains certain “forward-looking statements” within the meaning of in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include those that express a belief, expectation or intention, as well as those that are not statements of historical fact. Forward-looking statements include information regarding our future plans and goals, as well as our expectations with respect to:

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
•
the price and availability of debt and equity financing, including changes in interest rates;
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
•
the effects of future litigation.

These forward-looking statements speak only as of the date they were made and, except as required by law, we undertake no obligation to update, amend or clarify any forward-looking statements because of new information, future events or other factors. All of our forward-looking information involves risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of the risk factors identified in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 (the "Annual Report").

PART I

ITEM 1. FINANCIAL STATEMENTS

ProFrac Holding Corp.

Condensed Consolidated Balance Sheets

(in millions, except per share amounts or where otherwise noted)

(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$16.0	$14.8
Accounts receivable, net	405.8	312.7
Accounts receivable — related party, net	17.6	16.1
Inventories	200.1	201.1
Prepaid expenses and other current assets	30.3	29.4
Total current assets	669.8	574.1
Property, plant, and equipment (net of accumulated depreciation of $1,387.2 and $1,312.4, respectively)	1,713.8	1,761.2
Operating lease right-of-use assets, net	151.7	158.6
Goodwill	301.3	302.0
Intangible assets, net	139.6	148.9
Other assets	44.7	43.3
Total assets	$3,020.9	$2,988.1
LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$351.6	$324.3
Accounts payable — related party	40.0	18.1
Accrued expenses	75.0	67.2
Current portion of long-term debt	146.8	159.6
Current portion of long-term debt— related party	5.0	5.0
Current portion of operating lease liabilities	27.0	26.0
Other current liabilities	36.3	56.6
Other current liabilities — related party	2.8	3.2
Total current liabilities	684.5	660.0
Long-term debt	967.9	936.1
Long-term debt — related party	7.1	8.3
Operating lease liabilities	130.3	137.1
Deferred tax liabilities	14.8	14.9
Tax receivable agreement liability	82.9	82.9
Other liabilities	9.3	9.2
Total liabilities	1,896.8	1,848.5
Commitments and contingencies (NOTE 9)
Mezzanine equity:
Series A redeemable convertible preferred stock, $0.01 par value, 50 thousand shares authorized, issued and outstanding	64.8	63.5
Stockholders' equity:
Preferred stock, $0.01 par value, 50.0 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.01 par value, 600.0 shares authorized, 160.2 and 160.2 shares issued and outstanding, respectively	1.5	1.5
Class B common stock, $0.01 par value, 400.0 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	1,241.1	1,241.2
Accumulated deficit	(254.7)	(235.9)
Accumulated other comprehensive income	0.2	0.1
Total stockholders' equity attributable to ProFrac Holding Corp.	988.1	1,006.9
Noncontrolling interests	71.2	69.2
Total stockholders' equity	1,059.3	1,076.1
Total liabilities, mezzanine equity, and stockholders' equity	$3,020.9	$2,988.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProFrac Holding Corp.

Condensed Consolidated Statements of Operations

(in millions, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Services	$523.9	$505.4
Product sales	76.4	76.1
Total revenues	600.3	581.5

Operating costs and expenses:
Cost of revenues, exclusive of depreciation, depletion and amortization	419.4	373.7
Selling, general, and administrative	53.6	50.6
Depreciation, depletion and amortization	106.0	112.8
Acquisition and integration costs	0.1	0.2
Other operating expense, net	5.2	4.3
Total operating costs and expenses	584.3	541.6

Operating income	16.0	39.9

Other income (expense):
Interest expense, net	(35.9)	(37.6)
Loss on extinguishment of debt	—	(0.8)
Other income, net	4.8	1.8
Income (loss) before income taxes	(15.1)	3.3
Income tax expense	(0.3)	(0.3)
Net income (loss)	(15.4)	3.0
Less: net income attributable to noncontrolling interests	(2.1)	(1.2)
Net income (loss) attributable to ProFrac Holding Corp.	$(17.5)	$1.8
Net income (loss) attributable to Class A common shareholders	$(18.8)	$0.6

Earnings (loss) per Class A common share (basic and diluted)	$(0.12)	$0.00

Weighted average Class A common shares outstanding:
Basic	160.2	159.5
Diluted	160.2	159.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProFrac Holding Corp.

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$(15.4)	$3.0
Other comprehensive income:
Foreign currency translation adjustments	0.1	—
Comprehensive income (loss)	(15.3)	3.0
Less: comprehensive (income) loss attributable to noncontrolling interest	(2.1)	(1.2)
Comprehensive income (loss) attributable to ProFrac Holding Corp.	$(17.4)	$1.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProFrac Holding Corp.

Condensed Consolidated Statements of Changes in Equity

(in millions)

(Unaudited)

	Class A Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Interests	Equity
Balance, December 31, 2024	160.2	$1.5	$1,241.2	$(235.9)	$0.1	$69.2	$1,076.1
Net income (loss)	—	—	—	(17.5)	—	2.1	(15.4)
Stock-based compensation	—	—	0.9	—	—	0.2	1.1
Class A shares issued for vested stock awards	0.1	—	—	—	—	—	—
Cash settlement of vested stock awards	(0.1)	—	(1.0)	—	—	—	(1.0)
Foreign currency translation adjustments	—	—	—	—	0.1	—	0.1
Purchase of noncontrolling interest	—	—	—	—	—	(0.3)	(0.3)
Adjustment of convertible preferred stock to redemption amount	—	—	—	(1.3)	—	—	(1.3)
Balance, March 31, 2025	160.2	$1.5	$1,241.1	$(254.7)	$0.2	$71.2	$1,059.3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProFrac Holding Corp.

Condensed Consolidated Statements of Changes in Equity (continued)

(in millions)

(Unaudited)

	Class A Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Interests	Equity
Balance, December 31, 2023	159.4	$1.5	$1,225.4	$(16.0)	$0.3	$58.7	1,269.9
Net income	—	—	—	1.8	—	1.2	3.0
Stock-based compensation	—	—	1.9	—	—	0.2	2.1
Tax withholding related to net share settlement of equity awards	—	—	(0.1)	—	—	—	(0.1)
Share issuance	0.2	—	—	—	—	—	—
Adjustment of convertible preferred stock to redemption amount	—	—	—	(1.2)	—	—	(1.2)
Balance, March 31, 2024	159.6	$1.5	$1,227.2	$(15.4)	$0.3	$60.1	$1,273.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProFrac Holding Corp.

Condensed Consolidated Statements of Cash Flows

(in millions)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(15.4)	$3.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	106.0	112.8
Amortization of acquired unfavorable contracts	(5.7)	(16.5)
Stock-based compensation	1.1	2.1
Loss (gain) on disposal of assets, net	3.4	(1.4)
Non-cash loss on extinguishment of debt	—	0.8
Amortization of debt issuance costs	3.0	3.2
Unrealized gain on investments, net	(3.7)	(1.2)
Deferred tax expense	—	0.2
Other non-cash items, net	0.2	—
Changes in operating assets and liabilities:
Accounts receivable	(94.5)	(41.2)
Inventories	1.0	16.6
Prepaid expenses and other assets	(2.4)	1.4
Accounts payable	49.2	(20.3)
Accrued expenses	7.8	23.3
Other liabilities	(11.3)	(3.7)
Net cash provided by operating activities	38.7	79.1

Cash flows from investing activities:
Investment in property, plant & equipment	(52.5)	(59.9)
Proceeds from sale of assets	0.2	6.6
Other	0.6	—
Net cash used in investing activities	(51.7)	(53.3)

Cash flows from financing activities:
Repayments of long-term debt	(42.5)	(37.5)
Borrowings from revolving credit agreements	419.1	501.1
Repayments of revolving credit agreements	(361.1)	(485.2)
Payment of debt issuance costs	—	(1.1)
Cash settlement of vested stock awards	(1.0)	—
Tax withholding related to net share settlement of equity awards	—	(0.1)
Purchase of noncontrolling interest	(0.3)	—
Net cash provided by (used in) financing activities	14.2	(22.8)

Net increase in cash, cash equivalents, and restricted cash	1.2	3.0
Cash, cash equivalents, and restricted cash beginning of period	14.8	25.3
Cash, cash equivalents, and restricted cash end of period	$16.0	$28.3

Non-cash investing and financing activities
Capital expenditures included in accounts payable	$32.8	$22.6
Operating lease liabilities incurred from obtaining right-of-use assets	$0.2	$5.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in millions, except per share amounts, or where otherwise noted)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

ProFrac Holding Corp. ("ProFrac Corp.") and its consolidated subsidiaries, including ProFrac Holdings, LLC (“ProFrac LLC”), is a vertically integrated and innovation-driven energy services holding company providing hydraulic fracturing, proppant production, other completion services and other complementary products and services to leading upstream oil and natural gas companies engaged in the exploration and production (“E&P”) of North American unconventional oil and natural gas resources.

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

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

Recently Adopted Accounting Standards

The Company has adopted FASB ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, effective retrospectively for the fiscal year ended December 31, 2024, and interim reporting period starting the first quarter of 2025. This ASU enhances the disclosures required for operating segments in the Company's annual and interim consolidated financial statements. As a result of this adoption, the Company's segment disclosure now includes significant expense categories. The Company's primary segment measure remains unchanged. See “Note 12. Business Segments” for the enhanced disclosures associated with the adoption of this ASU.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which enhances the disclosures for certain expense captions in the Company's annual and interim consolidated financial statements. This ASU is effective prospectively or retrospectively for fiscal years beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard on our disclosures.

2. SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventories

Inventories are comprised of the following:

	March 31, 2025	December 31, 2024
Raw materials and supplies	$15.0	$16.2
Work in process	20.2	19.7
Finished products and parts	164.9	165.2
Total	$200.1	$201.1

Accrued Expenses

Accrued expenses are comprised of the following:

	March 31, 2025	December 31, 2024
Employee compensation and benefits	$35.6	$22.9
Sales, use, and property taxes	14.7	21.0
Insurance	13.9	13.2
Interest	6.2	6.1
Income taxes	2.2	1.9
Other	2.4	2.1
Total accrued expenses	$75.0	$67.2

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

Other Current Liabilities

Other current liabilities are comprised of the following:

	March 31, 2025	December 31, 2024
Acquired unfavorable contracts	$1.9	$7.6
Accrued supply commitment charges	12.6	12.6
Munger make-whole liability	—	8.6
Accrued legal contingencies	5.5	7.1
Deferred revenue	3.4	7.4
Tax receivable agreement obligation	3.3	3.3
Other	9.6	10.0
Total other current liabilities	$36.3	$56.6

3. BUSINESS COMBINATIONS

2024 Acquisitions

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

In June 2024, we acquired 100% of the issued and outstanding common stock of NRG Manufacturing, Inc., which manufactures equipment used in the hydraulic fracturing industry, and its affiliate, AMI US Holdings, Inc., which develops commercial software used in hydraulic fracturing industry (collectively “NRG”), for total purchase consideration of $6.0 million in cash. NRG is included in our Manufacturing reportable segment.

The following table reflects pro forma revenues and net income or loss for the three months ended March 31, 2024 as if our 2024 acquisitions had taken place on January 1, 2023. These unaudited pro forma amounts are not necessarily indicative of results that would have actually been obtained during the periods presented or that may be obtained in the future.

Three Months Ended March 31,
2024
Revenues	$681.8
Net loss	$4.8

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

NOTE 4. DEBT

Debt is comprised of the following:

	March 31, 2025	December 31, 2024
ProFrac Holding Corp.:
2029 Senior Notes	$566.3	$584.2
2022 ABL Credit Facility	204.5	139.8
Equify Notes (1)	12.1	13.3
Finance lease obligations	5.8	6.3
Other	3.2	8.0
ProFrac Holding Corp. principal amount	791.9	751.6
Less: unamortized debt discounts, premiums, and issuance costs	(14.1)	(15.0)
Less: current portion of long-term debt	(82.0)	(87.5)
ProFrac Holding Corp. long-term debt, net	695.8	649.1

Alpine Subsidiary:
Alpine 2023 Term Loan	335.0	350.0
Other	0.7	0.8
Finance lease obligations	5.7	7.2
Alpine principal amount	341.4	358.0
Less: unamortized debt discounts, premiums, and issuance costs	(13.1)	(14.5)
Less: current portion of long-term debt	(65.6)	(65.5)
Alpine long-term debt, net	262.7	278.0

Flotek Subsidiary:
Flotek ABL credit facility	—	4.7
Flotek other	—	0.1
Flotek principal amount	—	4.8
Less: current portion of long-term debt	—	(4.8)
Flotek long-term debt, net	—	—

Other Subsidiaries:
Revolving credit facility	3.6	5.4
Finance lease obligations	6.3	6.4
Other	11.2	12.7
Other subsidiaries principal amount	21.1	24.5
Less: unamortized debt discounts, premiums, and issuance costs	(0.4)	(0.4)
Less: current portion of long-term debt	(4.2)	(6.8)
Other subsidiaries long-term debt, net	16.5	17.3

Consolidated:
Total principal amount	1,154.4	1,138.9
Less: unamortized debt discounts, premiums, and issuance costs	(27.6)	(29.9)
Less: current portion of long-term debt	(151.8)	(164.6)
Total long-term debt, net	$975.0	$944.4
(1)
Related party debt agreements.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

As of March 31, 2025, the maximum availability under the ABL Credit Facility was limited to our eligible borrowing base of $283.7 million with $204.5 million of borrowings outstanding and $13.1 million of letters of credit outstanding, resulting in approximately $66.1 million of remaining availability.

Debt Compliance

Both the 2029 Senior Notes and the ABL Credit Facility contain certain customary representations and warranties and affirmative and negative covenants. As of March 31, 2025, we were in compliance with these covenants and expect to be compliant for at least the next twelve months.

The Alpine 2023 Term Loan contains a covenant commencing with the fiscal quarter ending March 31, 2026, requiring Alpine not to exceed a maximum Total Net Leverage Ratio (as defined in the Alpine Term Loan Credit Agreement) of 2.00 to 1.00. This ratio is generally the consolidated total debt of Alpine divided by Alpine's adjusted EBITDA. Alpine is closely monitoring its forthcoming compliance obligations with this covenant. While there can be no assurance, Alpine believes that it will be able to meet, modify, or further defer this debt covenant.

Restricted Assets

Our Alpine 2023 Term Loan requires us to segregate collateral associated with Alpine and limits our ability to use Alpine's cash or assets to satisfy our obligations or the obligations of our other subsidiaries. We also have limited ability to provide Alpine with liquidity to satisfy its obligations. See “Note 12. Business Segments” for certain financial information for Alpine, which comprises our Proppant Production segment.

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

In the accounting for prior business combinations, we recorded off-market contract liabilities. During the three months ended March 31, 2025 we recorded amortization of $5.7 million related to these contract liabilities as revenue compared with $16.5 million in the same period last year. As of March 31, 2025, our off-market contract liabilities amounted to $1.9 million.

Performance Obligations

Certain of our Proppant Production contracts contain multiple performance obligations to provide a minimum quantity of proppant products to our customers in future periods. For these contracts, the transaction price is allocated to each performance obligation at estimated selling prices and we recognize revenue as we satisfy these performance obligations. As of March 31, 2025, the aggregate amount of transaction price allocated to unsatisfied performance obligations was $39.1 million, and we expect to perform these obligations and recognize revenue of $24.1 million for the remainder of 2025, $11.3 million in 2026, and $3.7 million in 2027.

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

NOTE 6. OTHER OPERATING EXPENSE, NET

Other operating expense, net is comprised of the following:

	Three Months Ended March 31,
	2025	2024
Litigation expenses and accruals for legal contingencies	$1.6	$4.8
Transaction costs	0.2	—
Severance charges	—	0.7
(Gain) loss on disposal of assets	3.4	(1.4)
Supply commitment charge	—	0.2
Total	$5.2	$4.3

Litigation expenses and accruals for legal contingencies generally represent legal and professional fees incurred in litigation as well as estimates for loss contingencies with regards to certain vendor disputes and litigation matters. In the periods presented, substantially all of these costs represent litigation costs incurred in connection with certain patent infringement lawsuits.

The transaction costs for the three months ended March 31, 2025 represent legal and professional fees incurred for strategic initiatives.

Severance charges for the three months ended March 31, 2024 relate to the departure of certain highly-compensated employees.

(Gain) loss on disposal of assets, net consists of gains and losses on the sale of excess property, early equipment disposals and other asset dispositions.

Supply commitment charges for the three months ended March 31, 2024, represent charges related to contractual inventory purchase commitments to certain proppant suppliers.

NOTE 7. INCOME TAXES

We record income taxes for interim periods based on an estimated annual effective tax rate. The estimated annual effective rate is recomputed on a quarterly basis and may fluctuate due to changes in forecasted annual operating income, positive or negative changes to the valuation allowance for net deferred tax assets and changes to actual or forecasted permanent book to tax differences. Our effective tax rate for the three months ended March 31, 2025 was negative 2.0%, compared with 9.1% in the same period in 2024.

For the three months ended March 31, 2025, the difference between our effective tax rate and the federal statutory rate related to changes in the valuation allowance on our net deferred tax assets.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

NOTE 8. EARNINGS PER SHARE

The calculation of earnings per share ("EPS") for our Class A common stock is as follows:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income (loss) attributable to ProFrac Holding Corp.	$(17.5)	$1.8
Adjust Series A redeemable convertible preferred stock to its maximum redemption value	(1.3)	(1.2)
Net income (loss) used for basic and diluted earnings per Class A common share	$(18.8)	$0.6

Denominator:
Weighted average Class A common shares	160.2	159.5
Dilutive potential of employee restricted stock units	—	0.3
Weighted average Class A common shares — diluted	160.2	159.8

Basic and diluted earnings per Class A common share	$(0.12)	$0.00

Antidilutive shares:
Common stock equivalents related to Preferred Stock	2.8	—
Employee restricted stock units which are antidilutive due to net loss position	0.1	—
Total antidilutive shares	2.9	—

The dilutive potential of employee restricted stock units is calculated using the treasury stock method. The dilutive potential of our Series A redeemable convertible preferred stock, par value $0.01 per share (the "Preferred Stock"), is calculated using the if-converted method.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of March 31, 2025, we had purchase commitments of $41.6 million in 2025 for hydraulic fracturing equipment components and proppant.

Litigation

In the ordinary course of business, we are the subject of, or party to a number of pending or threatened legal actions and administrative proceedings. While many of these matters involve inherent uncertainty, we believe that the amount of the liability, if any, ultimately incurred with respect to proceedings or claims will not have a material adverse effect on our consolidated financial position as a whole or on our liquidity, capital resources or future annual results of operations.

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

NOTE 10. VARIABLE INTEREST ENTITY

Through a contractual relationship, we have the power to appoint directors to the board of directors of Flotek Industries, Inc. ("Flotek"). Because we have this power through a contract and not through our direct equity interest in Flotek, Flotek meets the definition of a variable interest entity ("VIE"). Furthermore, we are the primary beneficiary of the VIE due to our ability

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

to appoint four of seven directors to Flotek’s board of directors. Accordingly, we have consolidated the operating results, assets and liabilities of Flotek. As of March 31, 2025, we owned approximately 50.5% of Flotek's outstanding common stock.

As of March 31, 2025 and December 31, 2024, $65.9 million and $60.9 million, respectively, of Flotek's assets and $50.2 million and $56.2 million, respectively, of Flotek's liabilities are included in our unaudited condensed consolidated balance sheets. These amounts are exclusive of goodwill and are after intercompany eliminations. The assets of Flotek can only be used to settle its obligations and the creditors of Flotek have no recourse to our assets. Our exposure to Flotek is generally limited to the carrying value of our equity and variable interest.

NOTE 11. FAIR VALUE MEASUREMENTS

Recurring Measurements

Our liabilities measured at fair value on a recurring basis consist of the following:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
March 31, 2025:
Liabilities — Munger make-whole provision	$—	$—	$—

December 31, 2024:
Liabilities — Munger make-whole provision	$—	$—	$8.6

The fair value of the Munger make-whole provision was estimated using a Black-Scholes model as of December 31, 2024. The significant unobservable inputs used in the fair value measurement are the risk-free rate and volatility. As of March 31, 2025, the remaining Munger make-whole provision had been settled.

The following is a reconciliation of our recurring Level 3 fair value measurements:

	Three Months Ended March 31,
	2025	2024
Net asset (liability) balance at beginning of period	$(8.6)	$15.9
Change in fair value of Level 3 fair value measurements	3.7	1.2
Munger liability settled in cash	4.9	—
Net asset (liability) balance at end of period	$—	$17.1

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

We account for intersegment transactions as if the transactions were with third parties, that is, at estimated current market prices.

Summarized financial information for our reportable segments is as follows:

	Stimulation Services	Proppant Production	Manufacturing	Other	Eliminations	Total
Three Months Ended March 31, 2025:
Revenue
External customers — services	$523.8	$—	$—	$0.1	$—	$523.9
External customers — product sales (1)	—	43.3	8.7	24.4	—	76.4
Intercompany (2)	0.7	24.0	57.1	37.7	(119.5)	—
Total Revenue	$524.5	$67.3	$65.8	$62.2	$(119.5)	$600.3
Cost of revenues, exclusive of depreciation, depletion, and amortization	387.8	43.2	55.3	47.5	(114.4)	419.4
Selling, general and administrative, excluding stock-based compensation	33.1	5.8	6.5	7.1	—	52.5
Other expense (income)	(1.0)	—	—	(0.1)	—	(1.1)
Adjusted EBITDA (3)	$104.6	$18.3	$4.0	$7.7	$(5.1)	$129.5
Depreciation, depletion and amortization	82.4	19.2	4.6	0.7	(0.9)	106.0
Investment in property, plant & equipment	51.3	3.7	—	1.4	(3.9)	52.5

As of March 31, 2025:
Cash and cash equivalents	$4.7	$3.0	$1.7	$6.6	$—	$16.0
Total current assets	568.2	61.5	295.7	95.3	(350.9)	669.8
Property, plant, and equipment, net	812.4	803.5	78.4	26.7	(7.2)	1,713.8
Total assets	3,003.0	904.3	478.5	248.3	(1,613.2)	3,020.9
Current portion of long-term debt	82.0	65.6	4.2	—	—	151.8
Long-term debt	695.8	262.7	16.5	—	—	975.0
Total liabilities	1,986.1	112.9	396.6	96.0	(694.8)	1,896.8

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

	Stimulation Services	Proppant Production	Manufacturing	Other	Eliminations	Total
Three Months Ended March 31, 2024:
Revenue
External customers — services	$505.4	$—	$—	$—	$—	$505.4
External customers — product sales (1)	—	53.3	9.6	13.2	—	76.1
Intercompany (2)	11.9	24.4	33.9	28.5	(98.7)	—
Total Revenue	$517.3	$77.7	$43.5	$41.7	$(98.7)	$581.5
Cost of revenues, exclusive of depreciation, depletion, and amortization	362.8	42.1	33.8	32.0	(97.0)	373.7
Selling, general and administrative, excluding stock-based compensation	29.9	7.2	5.3	6.1	—	48.5
Other expense (income)	(0.6)	—	—	—	—	(0.6)
Adjusted EBITDA (3)	$125.2	$28.4	$4.4	$3.6	$(1.7)	$159.9
Depreciation, depletion and amortization	92.9	18.0	1.1	0.8	—	112.8
Investment in property, plant & equipment	52.7	6.4	0.6	0.2	—	59.9

As of December 31, 2024:
Cash and cash equivalents	$8.7	$—	$1.7	$4.4	$—	$14.8
Total current assets	466.9	71.4	255.3	95.3	(314.8)	574.1
Property, plant, and equipment, net	839.3	817.6	82.5	25.9	(4.1)	1,761.2
Total assets	2,911.3	929.5	443.2	249.6	(1,545.5)	2,988.1
Current portion of long-term debt	87.5	65.5	6.8	4.8	—	164.6
Long-term debt	649.1	278.0	17.3	—	—	944.4
Total liabilities	1,891.4	124.2	360.7	103.9	(631.7)	1,848.5

(1)
Our Proppant Production segment recognized noncash revenue associated with acquired contract liabilities of $5.7 million and $16.5 million for the three months ended March 31, 2025 and 2024, respectively. Refer to Item 8 "Financial Statements and Supplementary Data" in our Annual Report for information about our acquired contract liabilities.
(2)
In our other business activities, Flotek recorded revenue of $7.5 million and $8.7 million for the three months ended March 31, 2025 and 2024, respectively, related to contract shortfalls because the Stimulation Services segment did not purchase the minimum contractual commitment of chemistry products from Flotek.
(3)
Adjusted EBITDA for the Stimulation Services segment included an intercompany supply commitment charge of $7.5 million and $8.7 million for the three months ended March 31, 2025 and 2024, respectively, because this segment did not purchase the minimum contractual commitment of chemistry products from Flotek.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

The following table reconciles consolidated Adjusted EBITDA for our reportable segments to net income (loss):

	Three Months Ended March 31,
	2025	2024
Adjusted EBITDA of reportable segments	$129.5	$159.9
Interest expense, net	(35.9)	(37.6)
Depreciation, depletion and amortization	(106.0)	(112.8)
Income tax expense	(0.3)	(0.3)
Gain (loss) on disposal of assets, net	(3.4)	1.4
Loss on extinguishment of debt	—	(0.8)
Stock-based compensation (1)	(1.1)	(2.1)
Transaction costs	(0.2)	—
Severance charges	—	(0.7)
Acquisition and integration costs	(0.1)	(0.2)
Supply commitment charges	—	(0.2)
Litigation expenses and accruals for legal contingencies	(1.6)	(4.8)
Unrealized gain on investments, net	3.7	1.2
Net income (loss)	$(15.4)	$3.0
(1)
Stock-based compensation is reported in “Selling, general and administrative” in the consolidated statements of operations and is not allocated to the segments.

NOTE 13. RELATED PARTY TRANSACTIONS

In the normal course of business, we have entered into transactions with related parties where the Wilks Parties hold a controlling financial interest. For the three months ended March 31, 2025 and 2024, the Company had related party transactions with the following related party entities:

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
•
Equify Financial, LLC (“Equify Financial”) is a finance company that provides equipment and other financing to its customers, including the Company. Amounts paid to Equify Financial are recorded in cost of revenue, interest expense in our unaudited condensed consolidated statements of operations and repayments of long-term debt in our unaudited condensed consolidated statements of cash flows.
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
•
Flying A Pump Services, LLC (“Flying A”) is an oilfield services company which provides pressure pumping, acid and cementing services, to which we rent and sell equipment and frac fleet components, and at times sell proppant.
•
MC Estates, LLC, The Shops at Willow Park, FTSI Industrial, LLC, and 420 Shops Blvd, LLC (collectively, the “Related Lessors”) own various industrial parks and office space leased by us. Amounts paid to the Related Lessors are recorded in selling, general and administrative expenses in our unaudited condensed consolidated statements of operations.

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

The following table summarizes revenue from related parties:

	Three Months Ended March 31,
	2025	2024
Flying A	$1.9	$5.2
Total	$1.9	$5.2

The following table summarizes expenditures with related parties:

	Three Months Ended March 31,
	2025	2024
Automatize	$43.1	$21.3
Flying A	0.4	—
Wilks Brothers	2.0	2.1
Related Lessors	3.8	3.2
Wilks Construction	0.6	—
Wilks Earthworks	5.6	1.6
Equify Financial	4.6	2.1
Carbo	0.3	0.3
Total	$60.4	$30.6

The following table summarizes accounts receivable–related party:

	March 31, 2025	December 31, 2024
Flying A	$17.1	$15.7
Wilks Brothers	0.1	—
Interstate	0.4	0.4
Total	$17.6	$16.1

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

The following table summarizes accounts payable–related party:

	March 31, 2025	December 31, 2024
Automatize	$32.1	$11.6
Wilks Brothers	2.7	3.2
Wilks Construction	0.6	—
Wilks Earthworks	3.2	2.8
Related Lessors	0.1	0.1
Flying A	0.3	—
Equify	0.9	—
Carbo	0.1	0.4
Total	$40.0	$18.1

In June 2023 and January 2024, we arranged to sell certain surplus equipment and inventory components and to assign certain pre-orders for equipment to Flying A, at prices which are consistent with fair market value, for a total consideration of $36.3 million and $8.4 million, respectively. We delivered $0.4 million, $12.6 million and $28.9 million of these components to Flying A in 2025, 2024 and 2023, respectively. We expect to deliver the remaining $2.8 million of product to Flying A in 2025. We accounted for the unapplied proceeds from these transactions as related party deposits presented as "Other current liabilities - related party" in our unaudited condensed consolidated balance sheets.

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

Summary Financial Results

•
Total revenue for the three months ended March 31, 2025 was $600.3 million, which represented an increase of $18.8 million from the same period in 2024.
•
Net loss attributable to ProFrac Holding Corp. for the three months ended March 31, 2025 was $17.5 million, which represented a decrease of $19.3 million from the same period in 2024.
•
Cash provided by operating activities for the three months ended March 31, 2025, was $38.7 million, a decrease of $40.4 million from the same period in 2024.
•
Total principal amount of long-term debt was $1,154.4 million at March 31, 2025, an increase of $15.5 million from December 31, 2024.

Recent Trends and Outlook

Our business depends on the willingness of E&P companies to make expenditures to explore for, develop, and produce oil and natural gas in the United States. The willingness of E&P companies to undertake these activities is predominantly influenced by current and expected future prices for oil and natural gas. Beginning in April 2025, oil and natural gas commodity prices decreased from their respective averages in the first quarter of 2025 and have remained volatile. As a result, some of our customers have begun to reduce their capital spending in the second quarter of 2025 and we consequently expect our consolidated results of operations to decline in the second quarter compared with the first quarter. We have limited visibility for future demand for our products and services as many of our customers are reevaluating their capital expenditure programs for the remainder of 2025.

We also actively monitor the effects of inflation and tariffs on our business; however, the potential effects of inflation and tariffs on our business remain uncertain at this time.

Results of Operations

Revenues

Revenues by reportable segment are as follows:

	Three Months Ended March 31,
	2025	2024
Revenues
Stimulation services	$524.5	$517.3
Proppant production	67.3	77.7
Manufacturing	65.8	43.5
Other	62.2	41.7
Eliminations	(119.5)	(98.7)
Total revenues	$600.3	$581.5

Stimulation Services. Stimulation Services revenues for the three months ended March 31, 2025 increased $7.2 million, or 1%, from the same period in 2024. This increase was primarily attributable to an increase in average active fleets and higher fleet utilization. This increase was partially offset by lower average pricing for our services and an increase in the portion of customers who provided their own proppant and chemistry.

Proppant Production. Proppant Production revenues for the three months ended March 31, 2025 decreased $10.4 million, or 13%, from the same period in 2024. This decrease was primarily attributable to lower average pricing for our proppant in the first quarter of 2025. This decrease was partially offset by increased volumes sold in 2025. Revenue recognized for the amortization of acquired off-market contracts for the three months ended March 31, 2025 was $5.7 million compared to $16.5 million in the same periods in 2024. Refer to Item 8 "Financial Statements and Supplementary Data" in our Annual Report for information about our acquired contract liabilities. During the three months ended March 31, 2025, approximately 36% of the Proppant Production segment's revenues were intercompany, compared with 31% in the same period in 2024.

Manufacturing. Manufacturing revenues for the three months ended March 31, 2025 increased by $22.3 million, or 51% from the same periods in 2024. This increase was attributable to higher intercompany demand for manufacturing products in the first quarter of 2025. Additionally, the acquisition of BPC and NRG contributed revenue starting in April 2024 and June 2024, respectively. During the three months ended March 31, 2025, approximately 87% of the Manufacturing segment's revenues were intercompany, compared with 78% in the same period in 2024.

Other. Other revenues for the three months ended March 31, 2025 increased by $20.5 million from the same period in 2024. This increase was primarily attributable to increased revenue for Flotek. Flotek recorded contract shortfall revenue of $7.5 million and $8.7 million for the three months ended March 31, 2025 and 2024, respectively, related to contract shortfalls with the Stimulation Services segment. During the three months ended March 31, 2025, approximately 61% of other revenues were intercompany, compared with 68% in the same period in 2024.

Cost of Revenues

Cost of revenues by reportable segment is as follows:

	Three Months Ended March 31,
	2025	2024
Cost of revenues, exclusive of depreciation, depletion, and amortization:
Stimulation services	$387.8	$362.8
Proppant production	43.2	42.1
Manufacturing	55.3	33.8
Other	47.5	32.0
Eliminations	(114.4)	(97.0)
Total cost of revenues, exclusive of depreciation, depletion, and amortization	$419.4	$373.7

Stimulation Services. Stimulation Services cost of revenues for the three months ended March 31, 2025 increased by $25.0 million, or 7%, from the same period in 2024. This increase was primarily attributable to an increase in average active fleets in the first quarter of 2025. This increase was partially offset by decreased volume of proppant and chemistry in the first quarter of 2025. Cost of revenues for this segment included intercompany supply commitment charges of $7.5 million and $8.7 million for the three months ended March 31, 2025 and 2024, respectively, because the Stimulation Services segment did not purchase the minimum contractual commitment of chemistry products from Flotek.

Proppant Production. Proppant Production cost of revenues for the three months ended March 31, 2025 increased by $1.1 million, or 3%, from the same periods in 2024. This increase was primarily attributable to higher volumes sold in the first quarter of 2025.

Manufacturing. Manufacturing cost of revenues for the three months ended March 31, 2025 increased by $21.5 million, or 64%, from the same period in 2024. This increase was primarily attributable to higher volumes of products sold to intercompany customers in the first quarter of 2025. Additionally, the acquisition of BPC and NRG contributed costs beginning in April 2024 and June 2024, respectively.

Other. Other cost of revenues for the three months ended March 31, 2025 increased by $15.5 million, or 48%, from the same period in 2024. This increase was primarily attributable to increased product sales and increased freight costs at Flotek.

Selling, General and Administrative

Selling, general and administrative expenses are comprised of the following:

	Three Months Ended March 31,
	2025	2024
Selling, general and administrative:
Selling, general and administrative, excluding stock-based compensation	$52.5	$48.5
Stock-based compensation	1.1	2.1
Total selling, general and administrative	$53.6	$50.6

Selling, general and administrative expenses for the three months ended March 31, 2025 increased by $3.0 million, or 6%, from the same period in 2024. This increase was primarily attributable to labor and facility costs related to the acquisition of BPC, AST and NRG beginning in April 2024, June 2024 and June 2024, respectively, and costs incurred at Livewire, which we launched in the fourth quarter of 2024. These increases were partially offset by decreased stock-based compensation.

Depreciation, Depletion, and Amortization

Depreciation, depletion, and amortization for the three months ended March 31, 2025 decreased by $6.8 million from the same period in 2024.

Acquisition and Integration Costs

Acquisition and integration costs primarily relate to professional fees, severance and other costs associated with our acquisition and integration activities. For the three months ended March 31, 2025, these costs were $0.1 million, compared with $0.2 million in the same period in 2024.

Other Operating Expense, Net

The following table summarizes our other operating expenses, net:

	Three Months Ended March 31,
	2025	2024
Litigation expenses and accruals for legal contingencies	$1.6	$4.8
Transaction costs	0.2	—
Severance charges	—	0.7
(Gain) loss on disposal of assets	3.4	(1.4)
Supply commitment charge	—	0.2
Total	$5.2	$4.3

Litigation expenses and accruals for legal contingencies generally represent legal and professional fees incurred in litigation as well as estimates for loss contingencies with regards to certain vendor disputes and litigation matters. In the periods presented, substantially all of these costs represent litigation costs incurred in connection with certain patent infringement lawsuits.

The transaction costs for the three months ended March 31, 2025 represent legal and professional fees incurred for strategic initiatives.

Severance charges for the three months ended March 31, 2024 relate to the departure of certain highly-compensated employees.

(Gain) loss on disposal of assets, net consists of gains and losses on the sale of excess property, early equipment disposals and other asset dispositions.

Supply commitment charges for the three months ended March 31, 2024, represent charges related to contractual inventory purchase commitments to certain proppant suppliers.

Interest Expense, Net

Interest expense, net of interest income, for the three months ended March 31, 2025 was $35.9 million, which was consistent with $37.6 million in the same period in 2024.

Other (Expense) Income, Net

For the three months ended March 31, 2025 we recognized income of $4.8 million, compared with $1.8 million in the same period in 2024. The 2025 income was primarily attributable to a decrease in the fair value of our Munger make-whole provision. The 2024 income was primarily attributable to an increase in the fair value of our investment in BPC.

Income Taxes

Income taxes were $0.3 million for both the three months ended March 31, 2025 and 2024. Our effective tax rate for the three months ended March 31, 2025 was negative 2.0%, compared with 9.1% in the same period in 2024.

In 2025 and 2024, the difference between our effective tax rate and the federal statutory rate related to changes in the valuation allowance on our deferred tax assets.

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

At March 31, 2025, we had $9.4 million of cash and cash equivalents, excluding Flotek, and $66.1 million available for borrowings under our revolving credit facility, which resulted in a total liquidity position of $75.5 million. Refer to our Annual Report for more information regarding our revolving credit facility.

We believe that our cash and cash equivalents, cash provided by operations, and the availability under our revolving credit facility will be sufficient to fund our capital expenditures, satisfy our obligations, and remain in compliance with our existing debt covenants for at least the next 12 months. Alpine is closely monitoring its forthcoming debt covenant compliance obligation that commences in the fiscal quarter ending March 31, 2026. While there can be no assurance, Alpine believes that it will be able to meet, modify, or further defer this debt covenant. See “Note 4. Debt” in the notes to our consolidated financial statements for more information about this forthcoming debt covenant.

If we pursue acquisitions during 2025, we will likely need to raise additional debt and/or equity financing to fund them. There is no assurance we could do that on favorable terms, if at all.

Cash Flows

Cash flows provided by (used in) each type of activity were as follows:

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$38.7	$79.1
Investing activities	(51.7)	(53.3)
Financing activities	14.2	(22.8)
Net change in cash, cash equivalents, and restricted cash	$1.2	$3.0

Operating Activities. Net cash provided by operating activities was $38.7 million and $79.1 million for the three months ended March 31, 2025 and 2024, respectively. Cash flows from operating activities consist of net income or loss adjusted for non-cash items and changes in net working capital. Net income or loss adjusted for non-cash items for the three months ended March 31, 2025 resulted in a cash increase of $88.9 million compared with a cash increase of $103.0 million in the same period of 2024. This change was primarily due to lower earnings in the first quarter of 2025. The net change in working capital in the first quarter of 2025 resulted in a cash decrease of $50.2 million compared with a cash decrease of $23.9 million in the same period in 2024. The change was primarily due to a decrease in cash provided by accounts receivable in the first quarter of 2025.

Investing Activities. Net cash used in investing activities was $51.7 million and $53.3 million for the three months ended March 31, 2025 and 2024, respectively.

Financing Activities. Net cash provided by financing activities was $14.2 million for the three months ended March 31, 2025, compared to net cash used in financing activities of $22.8 million for the same period in 2024. In the first quarter of 2025, cash borrowed net of debt repayments was $15.5 million. In the first quarter of 2024, debt repayments net of cash borrowed was $21.6 million.

Cash Requirements

Our material cash requirements have consisted of, and we anticipate will continue to consist of the following:

•
debt service obligations, including interest and principal;
•
capital expenditures;
•
purchase commitments;
•
tax receivable agreement payments, and
•
acquisitions of strategic businesses.

Debt Service Obligations

As of March 31, 2025 we have $1,154.4 million in aggregate principal amount of long-term debt outstanding, with $151.8 million coming due over the next twelve months. For additional information about our long-term debt, see "Note 4. Debt" in the notes to our unaudited condensed consolidated financial statements and Item 8 "Financial Statements and Supplementary Data" in our Annual Report.

Both the 2029 Senior Notes and the ABL Credit Facility contain certain customary representations and warranties and affirmative and negative covenants. As of March 31, 2025, we were in compliance with these covenants and expect to be compliant for at least the next twelve months.

The Alpine 2023 Term Loan contains a covenant commencing with the fiscal quarter ending March 31, 2026, requiring Alpine not to exceed a maximum Total Net Leverage Ratio (as defined in the Alpine Term Loan Credit Agreement) of 2.00 to 1.00. This ratio is generally the consolidated total debt of Alpine divided by Alpine's adjusted EBITDA. Alpine is closely monitoring its forthcoming compliance obligations with this covenant. While there can be no assurance, Alpine believes that it will be able to meet, modify, or further defer this debt covenant.

Capital Expenditures

The nature of our capital expenditures consists of a base level of investment required to support our current operations and amounts related to growth and company initiatives.

During the three months ended March 31, 2025 our capital expenditures were $52.5 million, consisting of maintenance capital expenditures for our hydraulic fracturing fleet, upgrades to legacy pumps, expenditures to maintain efficient operations at our sand mines, and investments in next generation technology.

For the full year of 2025, we estimate capital expenditures will range from $150 million to $175 million in maintenance related expenditures and an additional $100 million to $125 million for growth initiatives across all segments. Currently, growth capital expenditures for 2025 are expected to be related to upgrades to our hydraulic fracturing fleet, investments in next generation technology and sand mine improvements. We have identified approximately $70 million to $100 million of potential capital expenditure reductions to flexibly align with evolving market conditions.

We continually evaluate our capital expenditures and the amount that we ultimately spend will depend on a number of factors, including customer demand for fleets and expected industry activity levels. We believe we will be able to fund our 2025 capital program from cash flows from operations.

Purchase Commitments

As of March 31, 2025, we had purchase commitments of $41.6 million in 2025 for hydraulic fracturing equipment components and proppant.

Tax Receivable Agreement

As of March 31, 2025 we have $86.2 million of estimated tax receivable agreement obligations, with an estimated $3.3 million coming due over the next twelve months. This obligation will generally be paid under the tax receivable agreement as the Company realizes actual cash tax savings from the tax benefits covered by the tax receivable agreement in future tax years. We do not expect a significant increase in the estimate of this liability in future periods. For additional information about our tax receivable agreement, please see Item 8 "Financial Statements and Supplementary Data" in our Annual Report.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2025, we held no derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. We are subject to interest rate risk on our variable-rate debt. A 1% increase in interest rates on our variable-rate debt as of March 31, 2025, would increase the annual interest payments for this debt by approximately $11.1 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Executive Chairman (our principal executive officer) and our Chief Financial Officer (our principal financial officer), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Executive Chairman and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Executive Chairman and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

Securities Trading Plans

During the three months ended March 31, 2025, none of our directors or executive officers adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

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

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 7, 2025.

ProFrac Holding Corp.

By:	/s/ Matthew D. Wilks
Name: Matthew D. Wilks
Title: Executive Chairman and Director (Principal Executive Officer)

By:	/s/ Austin Harbour
Austin Harbour
Title: Chief Financial Officer (Principal Financial Officer)