Form 10-Q
period 2025-06-30
ProFrac Holding Corp.
filed 2025-08-07
CIK 1881487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 4, 2025, the registrant had 160,280,185 shares of Class A common stock outstanding.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

ProFrac Holding Corp.

Condensed Consolidated Balance Sheets

(in millions, except per share amounts or where otherwise noted)

(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$26.0	$14.8
Accounts receivable, net	333.8	312.7
Accounts receivable — related party, net	18.9	16.1
Inventories	180.9	201.1
Prepaid expenses and other current assets	20.7	29.4
Total current assets	580.3	574.1
Property, plant, and equipment (net of accumulated depreciation of $1,450.2 and $1,312.4, respectively)	1,636.0	1,761.2
Operating lease right-of-use assets, net	138.0	158.6
Goodwill	301.3	302.0
Intangible assets, net	129.9	148.9
Other assets	45.2	43.3
Total assets	$2,830.7	$2,988.1
LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$335.8	$324.3
Accounts payable — related party	30.0	18.1
Accrued expenses	77.0	67.2
Current portion of long-term debt	131.0	159.6
Current portion of long-term debt— related party	5.0	5.0
Current portion of operating lease liabilities	26.7	26.0
Other current liabilities	33.0	56.6
Other current liabilities — related party	1.6	3.2
Total current liabilities	640.1	660.0
Long-term debt	941.9	936.1
Long-term debt — related party	6.3	8.3
Operating lease liabilities	116.6	137.1
Deferred tax liabilities	14.8	14.9
Tax receivable agreement liability	82.9	82.9
Other liabilities	9.8	9.2
Total liabilities	1,812.4	1,848.5
Commitments and contingencies (NOTE 9)
Mezzanine equity:
Series A redeemable convertible preferred stock, $0.01 par value, 50 thousand shares authorized, issued and outstanding	66.1	63.5
Stockholders' equity:
Preferred stock, $0.01 par value, 50.0 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.01 par value, 600.0 shares authorized, 160.2 and 160.2 shares issued and outstanding, respectively	1.5	1.5
Class B common stock, $0.01 par value, 400.0 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	1,235.9	1,241.2
Accumulated deficit	(361.9)	(235.9)
Accumulated other comprehensive income	—	0.1
Total stockholders' equity attributable to ProFrac Holding Corp.	875.5	1,006.9
Noncontrolling interests	76.7	69.2
Total stockholders' equity	952.2	1,076.1
Total liabilities, mezzanine equity, and stockholders' equity	$2,830.7	$2,988.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProFrac Holding Corp.

Condensed Consolidated Statements of Operations

(in millions, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Services	$432.0	$492.9	$955.9	$998.3
Product sales	69.9	86.5	146.3	162.6
Total revenues	501.9	579.4	1,102.2	1,160.9

Operating costs and expenses:
Cost of revenues, exclusive of depreciation, depletion and amortization	374.7	393.1	794.1	766.8
Selling, general, and administrative	51.4	54.1	105.0	104.7
Depreciation, depletion and amortization	104.7	103.4	210.7	216.2
Acquisition and integration costs	0.1	2.9	0.2	3.1
Goodwill impairment	—	67.7	—	67.7
Other operating expense, net	25.3	7.4	30.5	11.7
Total operating costs and expenses	556.2	628.6	1,140.5	1,170.2

Operating loss	(54.3)	(49.2)	(38.3)	(9.3)

Other income (expense):
Interest expense, net	(35.1)	(39.6)	(71.0)	(77.2)
Loss on extinguishment of debt	—	—	—	(0.8)
Other income (expense), net	(9.7)	(0.5)	(4.9)	1.3
Loss before income taxes	(99.1)	(89.3)	(114.2)	(86.0)
Income tax benefit (expense)	(4.4)	23.7	(4.7)	23.4
Net loss	(103.5)	(65.6)	(118.9)	(62.6)
Less: net income attributable to noncontrolling interests	(2.4)	(1.1)	(4.5)	(2.3)
Net loss attributable to ProFrac Holding Corp.	$(105.9)	$(66.7)	$(123.4)	$(64.9)
Net loss attributable to Class A common shareholders	$(107.2)	$(67.9)	$(126.0)	$(67.3)

Loss per Class A common share (basic and diluted)	$(0.67)	$(0.42)	$(0.79)	$(0.42)

Weighted average Class A common shares outstanding:
Basic	160.2	160.0	160.2	159.7
Diluted	160.2	160.0	160.2	159.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProFrac Holding Corp.

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(103.5)	$(65.6)	$(118.9)	$(62.6)
Other comprehensive income:
Foreign currency translation adjustments	—	0.4	0.1	0.4
Comprehensive loss	(103.5)	(65.2)	(118.8)	(62.2)
Less: comprehensive (income) loss attributable to noncontrolling interest	(2.4)	(1.6)	(4.5)	(2.8)
Comprehensive loss attributable to ProFrac Holding Corp.	$(105.9)	$(66.8)	$(123.3)	$(65.0)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProFrac Holding Corp.

Condensed Consolidated Statements of Changes in Equity

(in millions)

(Unaudited)

	Class A Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Interests	Equity
Balance, December 31, 2024	160.2	$1.5	$1,241.2	$(235.9)	$0.1	$69.2	$1,076.1
Net income (loss)	—	—	—	(17.5)	—	2.1	(15.4)
Stock-based compensation	—	—	0.9	—	—	0.2	1.1
Class A shares issued for vested stock awards	0.1	—	—	—	—	—	—
Cash settlement of vested stock awards	(0.1)	—	(1.0)	—	—	—	(1.0)
Foreign currency translation adjustments	—	—	—	—	0.1	—	0.1
Purchase of noncontrolling interest	—	—	—	—	—	(0.3)	(0.3)
Adjustment of convertible preferred stock to redemption amount	—	—	—	(1.3)	—	—	(1.3)
Balance, March 31, 2025	160.2	$1.5	$1,241.1	$(254.7)	$0.2	$71.2	$1,059.3
Net income (loss)	—	—	—	(105.9)	—	2.4	(103.5)
Stock-based compensation	—	—	0.5	—	—	0.3	0.8
Class A shares issued for vested stock awards	0.1	—	—	—	—	—	—
Cash settlement of vested stock awards	(0.1)	—	(0.2)	—	—	—	(0.2)
Change in Flotek noncontrolling interest	—	—	(5.9)	—	—	5.9	—
Change in other noncontrolling interest	—	—	0.4	—	—	(3.1)	(2.7)
Transfer of foreign currency translation of disposed subsidiary	—	—	—	—	(0.2)	—	(0.2)
Adjustment of convertible preferred stock to redemption amount	—	—	—	(1.3)	—	—	(1.3)
Balance, June 30, 2025	160.2	$1.5	$1,235.9	$(361.9)	$—	$76.7	$952.2

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

ProFrac Holding Corp.

Condensed Consolidated Statements of Cash Flows

(in millions)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(118.9)	$(62.6)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	210.7	216.2
Amortization of acquired unfavorable contracts	(7.6)	(27.4)
Stock-based compensation — equity classified	1.9	5.0
Gain on insurance recoveries	—	(3.2)
Loss (gain) on disposal of assets, net	8.6	(1.1)
Non-cash loss on extinguishment of debt	—	0.8
Amortization of debt issuance costs	6.0	7.6
Loss (gain) on investments, net	6.8	(0.2)
Provision for credit losses, net of recoveries	12.8	—
Goodwill impairment	—	67.7
Deferred tax benefit	—	(27.2)
Other non-cash items, net	0.2	—
Changes in operating assets and liabilities:
Accounts receivable	(38.0)	(6.0)
Inventories	9.9	6.9
Prepaid expenses and other assets	4.7	13.6
Accounts payable	47.2	(10.1)
Accrued expenses	5.6	25.7
Other liabilities	(10.8)	(13.1)
Net cash provided by operating activities	139.1	192.6

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(194.4)
Investment in property, plant & equipment	(99.0)	(121.8)
Proceeds from sale of assets	0.7	29.0
Proceeds from insurance recoveries	—	4.4
Other	0.4	(2.0)
Net cash used in investing activities	(97.9)	(284.8)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	21.6	120.9
Repayments of long-term debt	(71.9)	(55.6)
Borrowings from revolving credit agreements	916.7	1,034.2
Repayments of revolving credit agreements	(894.4)	(1,003.7)
Payment of debt issuance costs	(0.4)	(3.4)
Cash settlement of vested stock awards	(1.2)	—
Tax withholding related to net share settlement of equity awards	—	(1.5)
Other	(0.4)	—
Net cash provided by (used in) financing activities	(30.0)	90.9

Net increase (decrease) in cash, cash equivalents, and restricted cash	11.2	(1.3)
Cash, cash equivalents, and restricted cash beginning of period	14.8	25.3
Cash, cash equivalents, and restricted cash end of period	$26.0	$24.0

Non-cash investing and financing activities
Capital expenditures included in accounts payable	$10.6	$44.2
Operating lease liabilities incurred from obtaining right-of-use assets	$0.8	$26.9
Finance lease liabilities incurred from obtaining property, plant & equipment	$0.5	$9.3

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

2. SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventories

Inventories are comprised of the following:

	June 30, 2025	December 31, 2024
Raw materials and supplies	$7.2	$16.2
Work in process	18.0	19.7
Finished products and parts	155.7	165.2
Total	$180.9	$201.1

Accrued Expenses

Accrued expenses are comprised of the following:

	June 30, 2025	December 31, 2024
Employee compensation and benefits	$30.4	$22.9
Sales, use, and property taxes	15.5	21.0
Insurance	15.7	13.2
Interest	7.4	6.1
Income taxes	4.8	1.9
Other	3.2	2.1
Total accrued expenses	$77.0	$67.2

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

Other Current Liabilities

Other current liabilities are comprised of the following:

	June 30, 2025	December 31, 2024
Acquired unfavorable contracts	$—	$7.6
Accrued supply commitment charges	12.6	12.6
Munger make-whole liability	—	8.6
Accrued legal contingencies	5.5	7.1
Deferred revenue	1.4	7.4
Tax receivable agreement obligation	3.4	3.3
Other	10.1	10.0
Total other current liabilities	$33.0	$56.6

3. BUSINESS COMBINATIONS AND DISPOSITIONS

2025 Disposition

In June 2025, we disposed of our EKU Power Drives subsidiary in our Manufacturing Segment. We recorded a loss of $10.5 million in connection with this disposal, which was classified as other income and expense, net on our consolidated statements of operations. Total assets decreased approximately $40 million and total liabilities decreased approximately $29 million on our condensed consolidated balance sheet as of June 30, 2025, as a result of this disposal. This disposal will not have a major effect on our future operations and financial results.

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

The following table reflects pro forma revenues and net income or loss for the three and six months ended June 30, 2024 as if our 2024 acquisitions had taken place on January 1, 2023. These unaudited pro forma amounts are not necessarily indicative of results that would have actually been obtained during the periods presented or that may be obtained in the future.

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Revenues	$643.1	$1,324.9
Net loss	$(69.4)	$(64.6)

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

4. DEBT

Debt is comprised of the following:

	June 30, 2025	December 31, 2024
ProFrac Holding Corp.:
2029 Senior Notes	$568.5	$584.2
2022 ABL Credit Facility	163.7	139.8
Equify Notes (1)	11.2	13.3
Finance lease obligations	5.2	6.3
Other	1.2	8.0
ProFrac Holding Corp. principal amount	749.8	751.6
Less: unamortized debt discounts, premiums, and issuance costs	(13.5)	(15.0)
Less: current portion of long-term debt	(82.2)	(87.5)
ProFrac Holding Corp. long-term debt, net	654.1	649.1

Alpine Subsidiary:
Alpine 2023 Term Loan	330.0	350.0
Other	1.0	0.8
Finance lease obligations	4.2	7.2
Alpine principal amount	335.2	358.0
Less: unamortized debt discounts, premiums, and issuance costs	(11.9)	(14.5)
Less: current portion of long-term debt	(44.4)	(65.5)
Alpine long-term debt, net	278.9	278.0

Flotek Subsidiary:
Flotek ABL credit facility	5.1	4.7
Finance lease obligations	0.4
Flotek other	—	0.1
Flotek principal amount	5.5	4.8
Less: current portion of long-term debt	(5.2)	(4.8)
Flotek long-term debt, net	0.3	—

Other Subsidiaries:
Revolving credit facility	3.6	5.4
Finance lease obligations	6.2	6.4
Other	9.7	12.7
Other subsidiaries principal amount	19.5	24.5
Less: unamortized debt discounts, premiums, and issuance costs	(0.4)	(0.4)
Less: current portion of long-term debt	(4.2)	(6.8)
Other subsidiaries long-term debt, net	14.9	17.3

Consolidated:
Total principal amount	1,110.0	1,138.9
Less: unamortized debt discounts, premiums, and issuance costs	(25.8)	(29.9)
Less: current portion of long-term debt	(136.0)	(164.6)
Total long-term debt, net	$948.2	$944.4
(1)
Related party debt agreements.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

Senior Secured Notes Due 2029

On June 30, 2025, ProFrac Holdings II, LLC, a Texas limited liability company and an indirect wholly-owned subsidiary of ProFrac Holding Corp., entered into a purchase agreement with Beal Bank USA and Wilks Brothers, LLC, which is a Wilks Party, pursuant to which ProFrac Holdings II, LLC has agreed to issue and sell $60.0 million aggregate principal amount of its Senior Secured Floating Rate Notes due 2029 in a private placement. An aggregate of $20.0 million of new notes was purchased by Wilks Brothers, LLC on June 30, 2025. ProFrac Holdings II, LLC has obtained two commitments to purchase an additional $40.0 million aggregate principal amount of new notes, at the Company's option, in the second half of 2025. The first commitment is for $20.0 million aggregate principal amount of new notes to be purchased by Wilks Brothers, LLC and Beal Bank, USA on September 30, 2025, and the second commitment is for $20.0 million aggregate principal amount of new notes to be purchased by Beal Bank, USA on December 15, 2025. ProFrac Holdings II, LLC has the option to defer the September 30, 2025 issuance to December 15, 2025 or to cancel such additional issuances. Such additional issuances are subject to certain customary closing conditions.

These new notes were, and will be, issued as additional notes pursuant to the original indenture, dated as of December 27, 2023, as supplemented. These new notes and the notes previously issued under the indenture will be treated as a single series of securities under the indenture and the new notes will have substantially identical terms, other than the issue date, issue price and first payment date, as the existing notes and be secured by a security interest in the same collateral. The net proceeds from the issuance of the new notes will be used to fund capital expenditures with any remaining proceeds used for general corporate purposes.

Alpine 2023 Term Loan

On June 26, 2025, we amended the Alpine 2023 Term Loan. Under the terms of the amendment, the amortization payments required to be made on June 30, 2025, September 30, 2025 and December 31, 2025 were reduced from $15.0 million to $5.0 million and we will pay an exit fee of $3.4 million when the term loan is repaid. Additionally, the Alpine 2023 Term Loan contained a covenant commencing with the fiscal quarter ending March 31, 2026, requiring Alpine not to exceed a maximum Total Net Leverage Ratio (as defined in the Alpine Term Loan Credit Agreement) of 2.00 to 1.00. This ratio is generally the consolidated total debt of Alpine divided by an adjusted EBITDA calculation. This covenant was amended to commence testing compliance with the Total Net Leverage Ratio with the fiscal quarter ending on March 31, 2027.

2022 ABL Credit Facility

As of June 30, 2025, the maximum availability under the ABL Credit Facility was limited to our eligible borrowing base of $264.0 million with $163.7 million of borrowings outstanding and $13.0 million of letters of credit outstanding, resulting in approximately $87.3 million of remaining availability.

Debt Compliance

Both the 2029 Senior Notes and the ABL Credit Facility contain certain customary representations and warranties and affirmative and negative covenants. As of June 30, 2025, we were in compliance with these covenants and expect to be compliant for at least the next twelve months.

The Alpine 2023 Term Loan contains a covenant commencing with the fiscal quarter ending March 31, 2027, requiring Alpine not to exceed a maximum Total Net Leverage Ratio (as defined in the Alpine Term Loan Credit Agreement) of 2.00 to 1.00. This ratio is generally the consolidated total debt of Alpine divided by Alpine's adjusted EBITDA. Alpine is closely monitoring its forthcoming compliance obligations with this covenant. While there can be no assurance, Alpine believes that it will be able to meet, modify, or further defer this debt covenant.

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

In the accounting for prior business combinations, we recorded off-market contract liabilities. During the three and six months ended June 30, 2025 we recorded amortization of $1.9 million and $7.6 million, respectively, related to these contract liabilities as revenue compared with $10.9 million and $27.4 million in the respective periods last year. As of June 30, 2025, our off-market contract liabilities were zero.

Performance Obligations

Certain of our Proppant Production contracts contain multiple performance obligations to provide a minimum quantity of proppant products to our customers in future periods. For these contracts, the transaction price is allocated to each performance obligation at estimated selling prices and we recognize revenue as we satisfy these performance obligations. As of June 30, 2025, the aggregate amount of transaction price allocated to unsatisfied performance obligations was $24.3 million, and we expect to perform these obligations and recognize revenue of $9.3 million for the remainder of 2025, $11.3 million in 2026, and $3.7 million in 2027.

We have elected the practical expedient permitting the exclusion of disclosing the value of unsatisfied performance obligations for Stimulation Services and Manufacturing contracts as these contracts have original contract terms of one year or less or we have the right to invoice for services performed.

6. OTHER OPERATING EXPENSE, NET

Other operating expense, net is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Litigation expenses and accruals for legal contingencies	$2.8	$9.2	$4.4	$14.0
Provision for credit losses, net of recoveries	12.8	—	$12.8	$—
Gain on insurance recoveries	—	(3.2)	—	(3.2)
Transaction costs	3.3	—	3.5	—
Lease termination	0.8	—	0.8	—
Severance charges	0.4	1.1	0.4	1.8
(Gain) loss on disposal of assets	5.2	0.3	8.6	(1.1)
Supply commitment charge	—	—	—	0.2
Total	$25.3	$7.4	$30.5	$11.7

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

Provision for credit losses primarily related to a revised estimate of the payments to be received from an insolvent customer.

The transaction costs for the three and six months ended June 30, 2025 represent legal and professional fees incurred for strategic initiatives.

Severance charges relate to the departure of certain highly-compensated employees.

(Gain) loss on disposal of assets, net consists of gains and losses on the sale of excess property, early equipment disposals and other asset dispositions.

Supply commitment charges for the three and six months ended June 30, 2024, represent charges related to contractual inventory purchase commitments to certain proppant suppliers.

7. INCOME TAXES

We record income taxes for interim periods based on an estimated annual effective tax rate. The estimated annual effective rate is recomputed on a quarterly basis and may fluctuate due to changes in forecasted annual operating income, positive or negative changes to the valuation allowance for net deferred tax assets and changes to actual or forecasted permanent book to tax differences. Our effective tax rate for the six months ended June 30, 2025 was negative 4.1%, compared with 27.2% in the same period in 2024.

For the six months ended June 30, 2025, our income tax provision included a discrete expense of approximately $4 million related to a book-tax difference on the sale of certain gas conditioning equipment to Flotek. Excluding this discrete item, the difference between our effective tax rate and the federal statutory rate related to changes in the valuation allowance on our net deferred tax assets.

For the six months ended June 30, 2024, our income tax provision included a discrete benefit of $27.4 million related to the release of a portion of the valuation allowance on our net deferred tax assets. This discrete item was caused by the assumption of a $27.4 million deferred tax liability in our acquisition of AST, which made it more likely than not that we would be able to utilize a corresponding amount of our deferred tax assets. Excluding this discrete item, the difference between our effective tax rate and the federal statutory rate related to changes in the valuation allowance on our net deferred tax assets.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA contains, among other provisions, certain changes to U.S. federal income tax laws. The accounting for changes in tax rates and tax law are required to be recognized in the period in which the legislation is enacted. As such, we will continue to evaluate this legislation and will record any related adjustments in the third quarter of 2025. We believe that the effects of this legislation will be immaterial to our unaudited condensed consolidated financial statements due to the valuation allowance on our net deferred tax assets.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

8. EARNINGS PER SHARE

The calculation of earnings per share ("EPS") for our Class A common stock is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to ProFrac Holding Corp.	$(105.9)	$(66.7)	$(123.4)	$(64.9)
Adjust Series A redeemable convertible preferred stock to its maximum redemption value	(1.3)	(1.2)	(2.6)	(2.4)
Net income (loss) used for basic and diluted earnings per Class A common share	$(107.2)	$(67.9)	$(126.0)	$(67.3)

Denominator:
Weighted average Class A common shares	160.2	160.0	160.2	159.7
Dilutive potential of employee restricted stock units	—	—	—	—
Weighted average Class A common shares — diluted	160.2	160.0	160.2	159.7

Basic and diluted earnings per Class A common share	$(0.67)	$(0.42)	$(0.79)	$(0.42)

Antidilutive shares:
Common stock equivalents related to Preferred Stock	2.9	2.7	2.8	2.6
Employee restricted stock units which are antidilutive due to net loss position	—	0.1	—	0.2
Total antidilutive shares	2.9	2.8	2.8	2.8

The dilutive potential of employee restricted stock units is calculated using the treasury stock method. The dilutive potential of our Series A redeemable convertible preferred stock, par value $0.01 per share (the "Preferred Stock"), is calculated using the if-converted method.

9. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of June 30, 2025, we had purchase commitments of $30.9 million in 2025 for hydraulic fracturing equipment components.

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

10. VARIABLE INTEREST ENTITY

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

Through a contractual relationship, we have the power to appoint directors to the board of directors of Flotek Industries, Inc. ("Flotek"). Because we have this power through a contract and not through our direct equity interest in Flotek, Flotek meets the definition of a variable interest entity ("VIE"). Furthermore, we are the primary beneficiary of the VIE due to our ability to appoint four of seven directors to Flotek’s board of directors. Accordingly, we have consolidated the operating results, assets and liabilities of Flotek. As of June 30, 2025, we owned 50.4% of Flotek's outstanding common stock.

As of June 30, 2025 and December 31, 2024, $78.2 million and $60.9 million, respectively, of Flotek's assets and $52.9 million and $56.2 million, respectively, of Flotek's liabilities are included in our unaudited condensed consolidated balance sheets. These amounts are exclusive of goodwill and are after intercompany eliminations. The assets of Flotek can only be used to settle its obligations and the creditors of Flotek have no recourse to our assets. Our exposure to Flotek is generally limited to the carrying value of our equity and variable interest.

11. FAIR VALUE MEASUREMENTS

Recurring Measurements

Our liabilities measured at fair value on a recurring basis consist of the following:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
June 30, 2025:
Liabilities — Munger make-whole provision	$—	$—	$—

December 31, 2024:
Liabilities — Munger make-whole provision	$—	$—	$8.6

The fair value of the Munger make-whole provision was estimated using a Black-Scholes model as of December 31, 2024. The significant unobservable inputs used in the fair value measurement are the risk-free rate and volatility.

The following is a reconciliation of our recurring Level 3 fair value measurements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net asset (liability) balance at beginning of period	$—	$17.1	$(8.6)	$15.9
Transfer of investment in BPC to acquisition purchase consideration	—	(24.9)	—	(24.9)
Change in fair value of Level 3 fair value measurements	—	(1.0)	3.7	0.2
Munger liability settled in cash	—	—	4.9	—
Net asset (liability) balance at end of period	$—	$(8.8)	$—	$(8.8)

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

The CODM assesses the performance of the segments based on segment adjusted EBITDA, which is defined as our net income (loss) before (i) interest expense, net, (ii) income taxes, (iii) depreciation, depletion and amortization, (iv) (loss) gain on disposal of assets, net, (v) stock-based compensation, and (vi) other charges, such as certain credit losses, gain (loss) on extinguishment of debt, gain (loss) on investments, acquisition and integration expenses, litigation expenses and accruals for legal contingencies, acquisition earnout adjustments, severance charges, goodwill impairments, gains on insurance recoveries, transaction costs, third-party supply commitment charges, lease termination costs and impairments of long-lived assets.

We account for intersegment transactions as if the transactions were with third parties, that is, at estimated current market prices.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

Summarized financial information for our reportable segments is as follows:

	Stimulation Services	Proppant Production	Manufacturing	Other	Eliminations	Total
Three Months Ended June 30, 2025:
Revenue
External customers — services	$432.0	$—	$—	$—	$—	$432.0
External customers — product sales (1)	—	32.3	12.5	25.1	—	69.9
Intercompany (2)	—	45.2	43.3	39.9	(128.4)	—
Total Revenue	$432.0	$77.5	$55.8	$65.0	$(128.4)	$501.9
Cost of revenues, exclusive of depreciation, depletion, and amortization	350.2	57.6	43.6	48.7	(125.4)	374.7
Selling, general and administrative, excluding stock-based compensation	31.3	5.1	4.9	8.1	—	49.4
Other expense (income)	(0.6)	—	—	(0.2)	—	(0.8)
Adjusted EBITDA (3)	$51.1	$14.8	$7.3	$8.4	$(3.0)	$78.6
Depreciation, depletion and amortization	82.0	19.7	3.9	0.6	(1.5)	104.7
Investment in property, plant & equipment	34.0	7.8	0.1	12.9	(8.3)	46.5

Three Months Ended June 30, 2024:
Revenue
External customers — services	$492.9	$—	$—	$—	$—	$492.9
External customers — product sales (1)	—	53.7	14.6	18.2	—	86.5
Intercompany (2)	12.7	15.8	41.3	29.4	(99.2)	—
Total Revenue	$505.6	$69.5	$55.9	$47.6	$(99.2)	$579.4
Cost of revenues, exclusive of depreciation, depletion, and amortization	367.7	37.0	49.0	36.7	(97.3)	393.1
Selling, general and administrative, excluding stock-based compensation	31.2	6.7	6.8	6.5	—	51.2
Other expense (income)	(0.6)	0.1	—	—	—	(0.5)
Adjusted EBITDA (3)	$107.3	$25.7	$0.1	$4.4	$(1.9)	$135.6
Depreciation, depletion and amortization	77.6	21.6	3.8	0.7	(0.3)	103.4
Investment in property, plant & equipment	50.0	4.9	7.0	—	—	61.9

As of June 30, 2025:
Cash and cash equivalents	$16.2	$1.4	$3.4	$5.0	$—	$26.0
Total current assets	500.1	70.4	284.4	82.6	(357.2)	580.3
Property, plant, and equipment, net (4)	762.6	791.6	49.0	46.7	(13.9)	1,636.0
Total assets	2,946.6	886.6	440.2	254.0	(1,696.7)	2,830.7
Current portion of long-term debt	82.2	44.4	4.2	5.2	—	136.0
Long-term debt	654.1	278.9	14.9	40.3	(40.0)	948.2
Total liabilities	1,928.0	113.6	361.6	146.0	(736.8)	1,812.4

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

	Stimulation Services	Proppant Production	Manufacturing	Other	Eliminations	Total
Six Months Ended June 30, 2025:
Revenue
External customers — services	$955.8	$—	$—	$0.1	$—	$955.9
External customers — product sales (1)	—	75.6	21.2	49.5	—	146.3
Intercompany (2)	0.7	69.2	100.4	77.6	(247.9)	—
Total Revenue	$956.5	$144.8	$121.6	$127.2	$(247.9)	$1,102.2
Cost of revenues, exclusive of depreciation, depletion, and amortization	738.0	100.8	98.9	96.2	(239.8)	794.1
Selling, general and administrative, excluding stock-based compensation	64.4	10.9	11.4	15.2	—	101.9
Other expense (income)	(1.6)	—	—	(0.3)	—	(1.9)
Adjusted EBITDA (3)	$155.7	$33.1	$11.3	$16.1	$(8.1)	$208.1
Depreciation, depletion and amortization	164.4	38.9	8.5	1.3	(2.4)	210.7
Investment in property, plant & equipment	85.3	11.5	0.1	14.3	(12.2)	99.0

Six Months Ended June 30, 2024:
Revenue
External customers — services	$998.3	$—	$—	$—	$—	$998.3
External customers — product sales (1)	—	107.0	24.2	31.4	—	162.6
Intercompany (2)	24.6	40.2	75.2	57.9	(197.9)	—
Total Revenue	$1,022.9	$147.2	$99.4	$89.3	$(197.9)	$1,160.9
Cost of revenues, exclusive of depreciation, depletion, and amortization	730.5	79.1	82.8	68.7	(194.3)	766.8
Selling, general and administrative, excluding stock-based compensation	61.1	13.9	12.1	12.6	—	99.7
Other expense (income)	(1.2)	0.1	—	—	—	(1.1)
Adjusted EBITDA (3)	$232.5	$54.1	$4.5	$8.0	$(3.6)	$295.5
Depreciation, depletion and amortization	170.5	39.6	4.9	1.5	(0.3)	216.2
Investment in property, plant & equipment	102.7	11.3	7.6	0.2	—	121.8

As of December 31, 2024:
Cash and cash equivalents	$8.7	$—	$1.7	$4.4	$—	$14.8
Total current assets	466.9	71.4	255.3	95.3	(314.8)	574.1
Property, plant, and equipment, net	839.3	817.6	82.5	25.9	(4.1)	1,761.2
Total assets	2,911.3	929.5	443.2	249.6	(1,545.5)	2,988.1
Current portion of long-term debt	87.5	65.5	6.8	4.8	—	164.6
Long-term debt	649.1	278.0	17.3	—	—	944.4
Total liabilities	1,891.4	124.2	360.7	103.9	(631.7)	1,848.5

(1)
Our Proppant Production segment recognized noncash revenue associated with acquired contract liabilities of $1.9 million and $10.9 million for the three months ended June 30, 2025 and 2024, respectively, and $7.6 million and $27.4 million for the six months ended June 30, 2025 and 2024 respectively. Refer to Item 8 "Financial Statements and Supplementary Data" in our Annual Report for information about our acquired contract liabilities.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

(2)
In our other business activities, Flotek recorded revenue of $7.7 million and $8.4 million for the three months ended June 30, 2025 and 2024, respectively, related to contract shortfalls because the Stimulation Services segment did not purchase the minimum contractual commitment of chemistry products from Flotek.
(3)
Adjusted EBITDA for the Stimulation Services segment included an intercompany supply commitment charge of $7.7 million and $8.4 million for the three months ended June 30, 2025 and 2024, respectively, and $15.2 million and $17.1 million for the six months ended June 30, 2025 and 2024, respectively, because this segment did not purchase the minimum contractual commitment of chemistry products from Flotek.
(4)
In April 2025, Flotek acquired certain gas conditioning equipment from our Stimulation Services segment for total consideration of $107.5 million and our Stimulation Services segment leased these assets back from Flotek for a six year term. The effects of this sale-leaseback transaction have been eliminated from our consolidation financial statements. The assets have been recorded by Flotek, and reflected in our other business activities, at the previous carrying values recorded by our Stimulation Services segment due to this transaction being conducted by entities under common control.

The following table reconciles consolidated Adjusted EBITDA for our reportable segments to net income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Adjusted EBITDA of reportable segments	$78.6	$135.6	$208.1	$295.5
Interest expense, net	(35.1)	(39.6)	(71.0)	(77.2)
Depreciation, depletion and amortization	(104.7)	(103.4)	(210.7)	(216.2)
Income tax benefit (expense)	(4.4)	23.7	(4.7)	23.4
Gain (loss) on disposal of assets, net	(5.2)	(0.3)	(8.6)	1.1
Loss on extinguishment of debt	—	—	—	(0.8)
Provision for credit losses, net of recoveries	(12.8)	—	(12.8)	—
Stock-based compensation (1)	(2.0)	(2.9)	(3.1)	(5.0)
Lease termination	(0.8)	—	(0.8)	—
Transaction costs	(3.3)	—	(3.5)	—
Severance charges	(0.4)	(1.1)	(0.4)	(1.8)
Acquisition and integration costs	(0.1)	(2.9)	(0.2)	(3.1)
Supply commitment charges	—	—	—	(0.2)
Impairment of goodwill	—	(67.7)	—	(67.7)
Gain on insurance recoveries	—	3.2	—	3.2
Litigation expenses and accruals for legal contingencies	(2.8)	(9.2)	(4.4)	(14.0)
Gain (loss) on investments, net	(10.5)	(1.0)	(6.8)	0.2
Net loss	$(103.5)	$(65.6)	$(118.9)	$(62.6)
(1)
Stock-based compensation is reported in “Selling, general and administrative” in the consolidated statements of operations and is not allocated to the segments.

13. RELATED PARTY TRANSACTIONS

In the normal course of business, we have entered into transactions with related parties where the Wilks Parties hold a controlling financial interest. For the three and six months ended June 30, 2025 and 2024, the Company had related party transactions with the following related party entities:

•
Logistix IQ, LLC (“Logistix IQ”, formally Automatize, LLC) is a logistics broker that facilitates the last-mile delivery of proppants on behalf of its customers, including the Company. Amounts paid to Logistix IQ include costs passed through to third-party trucking companies and a commission retained by Logistix IQ. These payments are recorded in cost of revenues, exclusive of depreciation and depletion in our unaudited condensed consolidated statements of operations.

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

The following table summarizes revenue from related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Flying A	$3.1	$6.5	$5.0	$11.7
Total	$3.1	$6.5	$5.0	$11.7

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

The following table summarizes expenditures with related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Logistix IQ	$15.0	$20.4	$58.1	$41.7
Flying A	0.5	—	0.9	—
Wilks Brothers	2.0	2.6	4.0	4.7
Related Lessors	3.8	3.1	7.6	6.3
Wilks Construction	3.2	—	3.8	—
Wilks Earthworks	6.8	4.5	12.4	6.1
Equify Financial	4.6	2.6	9.2	4.7
AERO	—	2.2	—	2.2
Carbo	0.5	0.2	0.8	0.5
Total	$36.4	$35.6	$96.8	$66.2

The following table summarizes accounts receivable–related party:

	June 30, 2025	December 31, 2024
Flying A	$18.5	$15.7
Wilks Brothers	0.1	—
Interstate	0.3	0.4
Total	$18.9	$16.1

The following table summarizes accounts payable–related party:

	June 30, 2025	December 31, 2024
Logistix IQ	$21.9	$11.6
Wilks Brothers	2.6	3.2
Wilks Construction	1.1	—
Wilks Earthworks	2.9	2.8
Related Lessors	0.4	0.1
Flying A	0.8	—
Carbo	0.3	0.4
Total	$30.0	$18.1

In June 2023 and January 2024, we arranged to sell certain surplus equipment and inventory components and to assign certain pre-orders for equipment to Flying A, at prices which are consistent with fair market value, for a total consideration of $36.3 million and $8.4 million, respectively. We delivered $1.6 million, $12.6 million and $28.9 million of these components to Flying A in 2025, 2024 and 2023, respectively. We expect to deliver the remaining $1.6 million of product to Flying A in 2025. We accounted for the unapplied proceeds from these transactions as related party deposits presented as "Other current liabilities - related party" in our unaudited condensed consolidated balance sheets.

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

Summary Financial Results

•
Total revenue for the three and six months ended June 30, 2025 was $501.9 million and $1,102.2 million, respectively, which represented decreases of $77.5 million and $58.7 million from the same periods in 2024.
•
Net loss attributable to ProFrac Holding Corp. for the three and six months ended June 30, 2025 was $105.9 million and $123.4 million, respectively, which represented increases in net loss of $39.2 million and $58.5 million from the same periods in 2024. The net losses in 2024 included a pretax goodwill impairment charge of $67.7 million.
•
Cash provided by operating activities for the six months ended June 30, 2025, was $139.1 million, a decrease of $53.5 million from the same period in 2024.
•
Total principal amount of long-term debt was $1,110.0 million at June 30, 2025, a decrease of $28.9 million from December 31, 2024.

2025 Developments

In April 2025, Flotek acquired certain gas conditioning equipment from our Stimulation Services segment for total consideration of $107.5 million and our Stimulation Services segment leased these assets back from Flotek for a six year term. We believe this Flotek partnership provides ownership exposure to a highly-scalable gas quality and asset integrity business. The effects of this sale-leaseback transaction have been eliminated from our unaudited condensed consolidated financial statements.

In June 2025, we entered into a purchase agreement with Beal Bank USA and Wilks Brothers, LLC, which is a Wilks Party, whereby we have agreed to issue and sell $60.0 million aggregate principal amount of Senior Secured Floating Rate Notes due 2029 in a private placement. An aggregate of $20.0 million of new notes was purchased by Wilks Brothers, LLC on June 30, 2025. An additional $20.0 million aggregate principal amount of new notes will be purchased by Wilks Brothers, LLC and Beal Bank, USA on September 30, 2025, and an additional $20.0 million aggregate principal amount of new notes will be purchased by Beal Bank, USA on December 15, 2025. ProFrac Holdings II, LLC has the option to defer the September 30, 2025 issuance to December 15, 2025 or to cancel such additional issuances. Such additional issuances are subject to certain customary closing conditions. The net proceeds from the issuance of the new notes will be used to fund capital expenditures with any remaining proceeds used for general corporate purposes.

In June 2025, we amended the Alpine 2023 Term Loan. Under the terms of the amendment, the amortization payments required to be made on June 30, 2025, September 30, 2025 and December 31, 2025 were reduced from $15.0 million to $5.0 million and we will pay an exit fee of $3.4 million when the term loan is repaid. Additionally, the Alpine 2023 Term Loan contained a covenant commencing with the fiscal quarter ending March 31, 2026, requiring Alpine not to exceed a maximum

Total Net Leverage Ratio (as defined in the Alpine Term Loan Credit Agreement) of 2.00 to 1.00. This covenant was amended to commence testing compliance with the Total Net Leverage Ratio with the fiscal quarter ending on March 31, 2027.

In June 2025, we disposed of our EKU Power Drives subsidiary in our Manufacturing Segment. We recorded a loss of $10.5 million in connection with this disposal.

Recent Trends and Outlook

Our business depends on the willingness of E&P companies to make expenditures to explore for, develop, and produce oil and natural gas in the United States. The willingness of E&P companies to undertake these activities is predominantly influenced by current and expected future prices for oil and natural gas. Beginning in April 2025, oil and natural gas commodity prices decreased from their respective averages in the first quarter of 2025 with increased volatility.

As a result, some of our customers reduced their activity levels in the second quarter of 2025 and our results of operations correspondingly declined in the second quarter compared with the first quarter. We currently expect our results of operations in the third quarter to decline relative to the second quarter. While we have limited visibility for future demand for our products and services, we are encouraged by increasing customer engagement around 2026 planning.

We also actively monitor the effects of inflation and tariffs on our business; however, the potential effects of inflation and tariffs on our business remain uncertain at this time.

Results of Operations

Revenues

Revenues by reportable segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Stimulation services	$432.0	$505.6	$956.5	$1,022.9
Proppant production	77.5	69.5	144.8	147.2
Manufacturing	55.8	55.9	121.6	99.4
Other	65.0	47.6	127.2	89.3
Eliminations	(128.4)	(99.2)	(247.9)	(197.9)
Total revenues	$501.9	$579.4	$1,102.2	$1,160.9

Stimulation Services. Stimulation Services revenues for the three and six months ended June 30, 2025 decreased $73.6 million and $66.4 million, or 15% and 6%, respectively, from the same periods in 2024. The decreases were primarily due to a decrease in average active fleets and lower average pricing for our services in the second quarter of 2025 compared to the same period in 2024.

Proppant Production. Proppant Production revenues for the three and six months ended June 30, 2025 increased $8.0 million and decreased $2.4 million, or 12% and 2%, respectively, from the same periods in 2024. The increase in the second quarter was primarily due to higher average pricing for our proppant in the second quarter of 2025 compared to the same period last year, which was due to a shift in intercompany sales mix from mine-gate pricing to wellsite pricing in the second quarter of 2025. The decrease for the first six months of 2025 was due to lower average pricing for our proppant in the first quarter of 2025 compared to the same period last year.

Revenue recognized for the amortization of acquired off-market contracts for the three and six months ended June 30, 2025 were $1.9 million and $7.6 million, respectively, compared to $10.9 million and $27.4 million in the same periods in 2024. Refer to Item 8 "Financial Statements and Supplementary Data" in our Annual Report for information about our acquired contract liabilities. During the three and six months ended June 30, 2025, approximately 58% and 48%, respectively, of the Proppant Production segment's revenues were intercompany, compared with 23% and 27% in the same periods in 2024.

Manufacturing. Manufacturing revenues for the three and six months ended June 30, 2025 decreased by $0.1 million and increased $22.2 million, or 0% and 22% respectively from the same periods in 2024. The decrease in the second quarter was due to decreased intercompany demand for manufacturing products in the second quarter of 2025. The increase for the first six months of 2025 was due to increased intercompany demand for manufacturing products in the first quarter of 2025. Additionally, the acquisition of BPC and NRG contributed revenue starting in April 2024 and June 2024, respectively. During the three and six months ended June 30, 2025, approximately 78% and 83%, respectively, of the Manufacturing segment's revenues were intercompany, compared with 74% and 76% in the same periods in 2024.

Other. Other revenues for the three and six months ended June 30, 2025 increased by $17.4 million and $37.9 million from the same periods in 2024. This increase was primarily due to increased revenue for Flotek. Flotek recorded contract shortfall revenue of $7.7 million and $8.4 million for the three months ended June 30, 2025 and 2024, respectively, and $15.2 million and 17.1 million for the six months ended June 30, 2025 and 2024, respectively, related to contract shortfalls with the Stimulation Services segment. During the three and six months ended June 30, 2025, approximately 61% and 61%, respectively, of other revenues were intercompany, compared with 62% and 65% in the same periods in 2024.

Cost of Revenues

Cost of revenues by reportable segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenues, exclusive of depreciation, depletion, and amortization:
Stimulation services	$350.2	$367.7	$738.0	$730.5
Proppant production	57.6	37.0	100.8	79.1
Manufacturing	43.6	49.0	98.9	82.8
Other	48.7	36.7	96.2	68.7
Eliminations	(125.4)	(97.3)	(239.8)	(194.3)
Total cost of revenues, exclusive of depreciation, depletion, and amortization	$374.7	$393.1	$794.1	$766.8

Stimulation Services. Stimulation Services cost of revenues for the three and six months ended June 30, 2025 decreased by $17.5 million and increased $7.5 million, or 5% and 1%, respectively, from the same periods in 2024. The decrease in the second quarter was primarily due to a decrease in average active fleets in the second quarter of 2025 compared to the same period last year. The second quarter decrease was offset by an increase in average active fleets in the first quarter of 2025 compared to the same period last year. Cost of revenues for this segment included intercompany supply commitment charges of $7.7 million and $8.7 million for the three months ended June 30, 2025 and 2024, respectively, and $15.2 million and $17.1 million for the six months ended June 30, 2025 and 2024, respectively, because the Stimulation Services segment did not purchase the minimum contractual commitment of chemistry products from Flotek.

Proppant Production. Proppant Production cost of revenues for the three and six months ended June 30, 2025 increased by $20.6 million and $21.7 million, or 56% and 27%, respectively, from the same periods in 2024. These increases were primarily due to increased costs to support the shift in intercompany sales mix from mine-gate pricing to wellsite pricing in the second quarter of 2025.

Manufacturing. Manufacturing cost of revenues for the three and six months ended June 30, 2025 decreased by $5.4 million and increased by $16.1 million, or 11% or 19%, respectively, from the same periods in 2024. The decrease in the second quarter was due to decreased volumes of products sold to intercompany customers in the second quarter of 2025. The increase for the first six months of 2025 was due to increased volumes of products sold to intercompany customers in the first quarter of 2025. Additionally, the acquisition of BPC and NRG contributed costs beginning in April 2024 and June 2024, respectively.

Other. Other cost of revenues for the three and six months ended June 30, 2025 increased by $12.0 million and $27.5 million, or 33% and 40%, respectively, from the same periods in 2024. These increases were primarily due to increased product sales at Flotek.

Selling, General and Administrative

Selling, general and administrative expenses are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Selling, general and administrative:
Selling, general and administrative, excluding stock-based compensation	$49.4	$51.2	$101.9	$99.7
Stock-based compensation	2.0	2.9	3.1	5.0
Total selling, general and administrative	$51.4	$54.1	$105.0	$104.7

Selling, general and administrative expenses for the three and six months ended June 30, 2025 decreased by $2.7 million and increased by $0.3 million, or 5% and 0% respectively, from the same periods in 2024. The decrease in the second quarter was partially due to lower labor costs resulting from cost control measures. The increase for the first six months of 2025 was further due to increased labor and facility costs related to our acquisitions of BPC, AST and NRG in the second quarter of 2024. Additionally, the changes for both periods were partially due to decreased stock-based compensation.

Depreciation, Depletion, and Amortization

Depreciation, depletion, and amortization for the three and six months ended June 30, 2025 increased by $1.3 million and decreased by $5.5 million, respectively, from the same periods in 2024.

Acquisition and Integration Costs

Acquisition and integration costs primarily relate to professional fees, severance and other costs associated with our acquisition and integration activities. For the three and six months ended June 30, 2025, these costs were $0.1 million and $0.2 million, respectively, compared with $2.9 million and $3.1 million in the same periods in 2024.

Other Operating Expense, Net

The following table summarizes our other operating expenses, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Litigation expenses and accruals for legal contingencies	$2.8	$9.2	$4.4	$14.0
Provision for credit losses, net of recoveries	12.8	—	$12.8	$—
Gain on insurance recoveries	—	(3.2)	—	(3.2)
Transaction costs	3.3	—	3.5	—
Lease termination	0.8	—	0.8	—
Severance charges	0.4	1.1	0.4	1.8
(Gain) loss on disposal of assets	5.2	0.3	8.6	(1.1)
Supply commitment charge	—	—	—	0.2
Total	$25.3	$7.4	$30.5	$11.7

Litigation expenses and accruals for legal contingencies generally represent legal and professional fees incurred in litigation as well as estimates for loss contingencies with regards to certain vendor disputes and litigation matters. In the periods presented, substantially all of these costs represent litigation costs incurred in connection with certain patent infringement lawsuits.

Provision for credit losses primarily related to a revised estimate of the payments to be received from an insolvent customer.

The transaction costs for the three and six months ended June 30, 2025 represent legal and professional fees incurred for strategic initiatives.

Severance charges relate to the departure of certain highly-compensated employees.

(Gain) loss on disposal of assets, net consists of gains and losses on the sale of excess property, early equipment disposals and other asset dispositions.

Supply commitment charges for the three and six months ended June 30, 2024, represent charges related to contractual inventory purchase commitments to certain proppant suppliers.

Interest Expense, Net

Interest expense, net of interest income, for the three and six months ended June 30, 2025 was $35.1 million and $71.0 million, respectively, compared to $39.6 million and $77.2 million in the same periods in 2024. These decreases were due to lower average interest rates in 2025.

Other (Expense) Income, Net

For the three and six months ended June 30, 2025, we recognized other expense, net of $9.7 million and $4.9 million, respectively, compared with a other expense, net of $0.5 million and other income, net of $1.3 million in the same periods in 2024. The net changes in these amounts were primarily due to the $10.5 million loss on disposal of EKU Power Drives in the second quarter of 2025, which was partially offset by a decrease in the fair value of our Munger make-whole provision in the first quarter of 2025.

Income Taxes

Income taxes were an expense of $4.7 million and a benefit of $23.4 million for the six months ended June 30, 2025 and 2024, respectively. Our effective tax rate for the six months ended June 30, 2025 was 4.1%, compared with 27.2% in the same period in 2024.

For the six months ended June 30, 2025, our income tax provision included a discrete expense of approximately $4 million related to a book-tax difference on the sale of certain gas conditioning equipment to Flotek. Excluding this discrete item, the difference between our effective tax rate and the federal statutory rate related to changes in the valuation allowance on our net deferred tax assets.

For the six months ended June 30, 2024, our income tax provision included a discrete benefit of $27.4 million related to the release of a portion of the valuation allowance on our net deferred tax assets. This discrete item was caused by the assumption of a $27.4 million deferred tax liability in our acquisition of AST, which made it more likely than not that we would be able to utilize a corresponding amount of our deferred tax assets. Excluding this discrete item, the difference between our effective tax rate and the federal statutory rate related to changes in the valuation allowance on our net deferred tax assets.

On July 4, 2025, the OBBBA was signed into law. The OBBBA contains, among other provisions, certain changes to U.S. federal income tax laws. The accounting for changes in tax rates and tax law are required to be recognized in the period in which the legislation is enacted. As such, we will continue to evaluate this legislation and will record any related adjustments in the third quarter of 2025.

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity are cash flows from operations and availability under our revolving credit facility. Additionally, we have obtained commitments to purchase an additional $40.0 million of 2029 Senior Notes, at the Company's option, in the second half of 2025. While Flotek is included in our unaudited condensed consolidated financial statements, we do not have the ability to access or use Flotek’s cash or liquidity in our operations and, accordingly, have excluded Flotek’s cash and other sources of liquidity from the following discussion of our liquidity and capital resources. See "Note 10. Variable Interest Entity" in the notes to our unaudited condensed consolidated financial statements for discussion of our ownership of Flotek.

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

At June 30, 2025, we had $21.0 million of cash and cash equivalents, excluding Flotek, and $87.3 million available for borrowings under our revolving credit facility, which resulted in a total liquidity position of $108.3 million. Refer to our Annual Report for more information regarding our revolving credit facility.

We believe that our cash and cash equivalents, cash provided by operations, the availability under our revolving credit facility, and the commitments to purchase additional 2029 Senior Notes will be sufficient to fund our capital expenditures, satisfy our obligations, and remain in compliance with our existing debt covenants for at least the next 12 months. Alpine is closely monitoring its forthcoming debt covenant compliance obligation that commences in the fiscal quarter ending March 31, 2027. While there can be no assurance, Alpine believes that it will be able to meet, modify, or further defer this debt covenant. See “Note 4. Debt” in the notes to our unaudited condensed consolidated financial statements for more information about this forthcoming debt covenant.

Cash Flows

Cash flows provided by (used in) each type of activity were as follows:

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$139.1	$192.6
Investing activities	(97.9)	(284.8)
Financing activities	(30.0)	90.9
Net change in cash, cash equivalents, and restricted cash	$11.2	$(1.3)

Operating Activities. Net cash provided by operating activities was $139.1 million and $192.6 million for the six months ended June 30, 2025 and 2024, respectively. Cash flows from operating activities consist of net income or loss adjusted for non-cash items and changes in net working capital. Net income or loss adjusted for non-cash items for the six months ended June 30, 2025 resulted in a cash increase of $120.5 million compared with a cash increase of $175.6 million in the same period of 2024. This change was primarily due to lower earnings in 2025. Changes in net working capital for the six months ended June 30, 2025 resulted in a cash increase of $18.6 million compared with a cash increase of $17.0 million in the same period in 2024. The cash increase in 2025 was primarily due to our increased accounts payable balance, which was partially offset by a decrease in cash due to our increased accounts receivable balance.

Investing Activities. Net cash used in investing activities was $97.9 million and $284.8 million for the six months ended June 30, 2025 and 2024, respectively. This change was primarily due to decreased capital expenditures in 2025 and our acquisitions in 2024.

Financing Activities. Net cash used in financing activities was $30.0 million for the six months ended June 30, 2025, compared with cash provided by financing activities of $90.9 million for the same period in 2024. This change was primarily due to increased borrowings to fund our acquisitions in 2024.

Cash Requirements

Our material cash requirements have consisted of, and we anticipate will continue to consist of the following:

•
debt service obligations, including interest and principal;
•
capital expenditures;
•
purchase commitments;
•
tax receivable agreement payments, and
•
acquisitions of strategic businesses.

Debt Service Obligations

As of June 30, 2025 we have $1,110.0 million in aggregate principal amount of long-term debt outstanding, with $136.0 million coming due over the next twelve months. For additional information about our long-term debt, see "Note 4. Debt" in the notes to our unaudited condensed consolidated financial statements and Item 8 "Financial Statements and Supplementary Data" in our Annual Report.

Both the 2029 Senior Notes and the ABL Credit Facility contain certain customary representations and warranties and affirmative and negative covenants. As of June 30, 2025, we were in compliance with these covenants and expect to be compliant for at least the next twelve months.

The Alpine 2023 Term Loan contains a covenant commencing with the fiscal quarter ending March 31, 2027, requiring Alpine not to exceed a maximum Total Net Leverage Ratio (as defined in the Alpine Term Loan Credit Agreement) of 2.00 to 1.00. This ratio is generally the consolidated total debt of Alpine divided by Alpine's adjusted EBITDA. Alpine is closely monitoring its forthcoming compliance obligations with this covenant. While there can be no assurance, Alpine believes that it will be able to meet, modify, or further defer this debt covenant.

Capital Expenditures

The nature of our capital expenditures consists of a base level of investment required to support our current operations and amounts related to growth and company initiatives.

During the six months ended June 30, 2025 our capital expenditures were $99.0 million, consisting of maintenance capital expenditures for our hydraulic fracturing fleet, upgrades to legacy pumps, expenditures to maintain efficient operations at our sand mines, and investments in next generation technology.

For the full year of 2025, we estimate capital expenditures will range from $125 million to $145 million in maintenance related expenditures and an additional $50 million to $80 million for growth initiatives. Growth initiatives in 2025 relate to upgrades to our hydraulic fracturing fleet, investments in next generation technology and sand mine improvements.

We continually evaluate our capital expenditures and the amount that we ultimately spend will depend on a number of factors, including customer demand for fleets and expected industry activity levels.

Purchase Commitments

As of June 30, 2025, we had purchase commitments of $30.9 million in 2025 for hydraulic fracturing equipment components.

Tax Receivable Agreement

As of June 30, 2025 we have $86.4 million of estimated tax receivable agreement obligations, with an estimated $3.4 million coming due over the next twelve months. This obligation will generally be paid under the tax receivable agreement as the Company realizes actual cash tax savings from the tax benefits covered by the tax receivable agreement in future tax years. We do not expect a significant increase in the estimate of this liability in future periods. For additional information about our tax receivable agreement, please see Item 8 "Financial Statements and Supplementary Data" in our Annual Report.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2025, we held no derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. We are subject to interest rate risk on our variable-rate debt. A 1% increase in interest rates on our variable-rate debt as of June 30, 2025, would increase the annual interest payments for this debt by approximately $10.6 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Executive Chairman (our principal executive officer) and our Chief Financial Officer (our principal financial officer), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Executive Chairman and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Executive Chairman and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

Securities Trading Plans

During the three months ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

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

4.1

Indenture, dated as of December 27, 2023, by and among ProFrac Holdings II, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, calculation agent and collateral agent (incorporated by reference to Exhibit 4.1 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on December 28, 2023).

4.2

Form of Senior Secured Floating Rate Note (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on June 30, 2025).

4.3

Fifth Supplemental Indenture, dated as of June 30, 2025, among ProFrac Holdings II, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, calculation agent and collateral agent (incorporated by reference to Exhibit 4.3 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on June 30, 2025).

10.1

Amendment No. 3 to Term Loan Credit Agreement and Amendment No. 1 to Guarantee Agreement, dated as of June 26, 2025, by and among Alpine Holding II, LLC, PF Proppant Holding, LLC, the subsidiary guarantor parties thereto, ProFrac Holding Corp., the several lenders thereto, and CLMG Corp. as the agent and collateral agent (incorporated by reference to Exhibit 10.1 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on June 30, 2025).

10.2†

Purchase Agreement, dated June 30, 2025, among ProFrac Holdings II, LLC, the guarantors party thereto and Beal Bank USA and Wilks Brothers, LLC (incorporated by reference to Exhibit 10.2 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on June 30, 2025).

10.3*	Letter Agreement to Shared Services Agreement, dated June 30, 2025, by and between ProFrac Holdings II, LLC and Wilks Brothers, LLC.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95*	Mine Safety Disclosure Exhibit.
101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive date file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.
104*	Cover Page Interactive Date File (embedded within the Inline XBRL document).

* Filed herewith.

** Furnished herewith.

† Certain of the schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of such schedules or exhibits, or any section thereof, to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 7, 2025.

ProFrac Holding Corp.

By:	/s/ Matthew D. Wilks
Name: Matthew D. Wilks
Title: Executive Chairman and Director (Principal Executive Officer)

By:	/s/ Austin Harbour
Austin Harbour
Title: Chief Financial Officer (Principal Financial Officer)