Form 10-Q
period 2025-09-30
ProFrac Holding Corp.
filed 2025-11-10
CIK 1881487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 6, 2025 the registrant had 180,871,183 shares of Class A common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains certain “forward-looking statements” within the meaning of in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include those that express a belief, expectation or intention, as well as those that are not statements of historical fact. Forward-looking statements include information regarding our future plans and goals, as well as our expectations with respect to:

•
our future profitability, cash flows, liquidity and management of debt obligations;
•
our financial strategy, budget, projections and operating results;
•
the availability and terms of capital;
•
our business strategy, plans for cash savings and sources of liquidity;
•
our industry, including our ability to manage the industry and commodity downturn;
•
integration of acquired businesses;
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
•
the ability of the Company to consummate expected financings;
•
changes in the availability and cost of capital;
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
•
the political environment in oil and natural gas producing regions, including uncertainty or instability resulting from civil disorder, terrorism or war, such as the ongoing war between Russia and Ukraine, tensions in the Middle East, particularly in connection with Israel and Hamas, and the global response to such hostilities, which may negatively impact our operating results;
•
changes in general economic and geopolitical conditions, including any impacts from inflation and tariffs;
•
competitive conditions in our industry;
•
changes in the long-term supply of and demand for oil and natural gas;
•
actions taken by our customers, competitors and third-party operators, which are beyond the Company's control;
•
technological advances affecting energy consumption;
•
fluctuations in demand for proppant;

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
•
unexpected operational issues that increase the cost of operations;
•
the ability to realize costs savings as expected;
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
•
the effects of future litigation.

These forward-looking statements speak only as of the date they were made and, except as required by law, we undertake no obligation to update, amend or clarify any forward-looking statements because of new information, future events or other factors. All of our forward-looking information involves risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors and the timing of any of the risk factors identified in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 (the "Annual Report") and our other reports and filings we make with the SEC from time to time.

PART I

ITEM 1. FINANCIAL STATEMENTS

ProFrac Holding Corp.

Condensed Consolidated Balance Sheets

(in millions, except per share amounts or where otherwise noted)

(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$58.0	$14.8
Accounts receivable, net	269.1	312.7
Accounts receivable — related party, net	19.1	16.1
Inventories	166.7	201.1
Prepaid expenses and other current assets	28.4	29.4
Total current assets	541.3	574.1
Property, plant, and equipment (net of accumulated depreciation of $1,521.0 and $1,312.4, respectively)	1,567.9	1,761.2
Operating lease right-of-use assets, net	131.8	158.6
Goodwill	301.3	302.0
Intangible assets, net	120.8	148.9
Deferred tax assets	30.4	—
Other assets	48.9	43.3
Total assets	$2,742.4	$2,988.1
LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$276.6	$324.3
Accounts payable — related party	21.5	18.1
Accrued expenses	80.9	67.2
Current portion of long-term debt	153.6	159.6
Current portion of long-term debt— related party	5.0	5.0
Current portion of operating lease liabilities	27.4	26.0
Other current liabilities	29.7	56.6
Other current liabilities — related party	0.9	3.2
Total current liabilities	595.6	660.0
Long-term debt	907.0	936.1
Long-term debt — related party	4.6	8.3
Operating lease liabilities	109.9	137.1
Deferred tax liabilities	11.2	14.9
Tax receivable agreement liability	82.9	82.9
Other liabilities	9.9	9.2
Total liabilities	1,721.1	1,848.5
Commitments and contingencies (NOTE 10)
Mezzanine equity:
Series A redeemable convertible preferred stock, $0.01 par value, 50 thousand shares authorized, issued and outstanding	67.4	63.5
Stockholders' equity:
Preferred stock, $0.01 par value, 50.0 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.01 par value, 600.0 shares authorized, 180.8 and 160.2 shares issued and outstanding, respectively	1.8	1.5
Class B common stock, $0.01 par value, 400.0 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	1,326.4	1,241.2
Accumulated deficit	(466.2)	(235.9)
Accumulated other comprehensive income	—	0.1
Total stockholders' equity attributable to ProFrac Holding Corp.	862.0	1,006.9
Noncontrolling interests	91.9	69.2
Total stockholders' equity	953.9	1,076.1
Total liabilities, mezzanine equity, and stockholders' equity	$2,742.4	$2,988.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProFrac Holding Corp.

Condensed Consolidated Statements of Operations

(in millions, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Services	$351.2	$506.5	$1,307.1	$1,504.8
Product sales	51.9	68.8	198.2	231.4
Total revenues	403.1	575.3	1,505.3	1,736.2

Operating costs and expenses:
Cost of revenues, exclusive of depreciation, depletion and amortization	324.1	390.7	1,118.2	1,157.5
Selling, general, and administrative	43.0	51.9	148.0	156.6
Depreciation, depletion and amortization	103.0	112.7	313.7	328.9
Acquisition and integration costs	—	2.0	0.2	5.1
Goodwill impairment	—	6.8	—	74.5
Other operating expense, net	11.8	15.5	46.0	27.2
Total operating costs and expenses	481.9	579.6	1,626.1	1,749.8

Operating loss	(78.8)	(4.3)	(120.8)	(13.6)

Other income (expense):
Interest expense, net	(34.5)	(40.6)	(105.5)	(117.8)
Loss on extinguishment of debt	—	—	—	(0.8)
Other income (expense), net	0.7	(0.1)	(4.2)	1.2
Loss before income taxes	(112.6)	(45.0)	(230.5)	(131.0)
Income tax benefit	20.2	1.5	15.5	24.9
Net loss	(92.4)	(43.5)	(215.0)	(106.1)
Less: net income attributable to noncontrolling interests	(8.5)	(1.7)	(11.4)	(4.0)
Net loss attributable to ProFrac Holding Corp.	$(100.9)	$(45.2)	$(226.4)	$(110.1)
Net loss attributable to Class A common shareholders	$(102.2)	$(46.4)	$(230.3)	$(113.7)

Loss per Class A common share (basic and diluted)	$(0.60)	$(0.29)	$(1.41)	$(0.71)

Weighted average Class A common shares outstanding:
Basic	170.8	160.1	163.8	159.9
Diluted	170.8	160.1	163.8	159.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProFrac Holding Corp.

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(92.4)	$(43.5)	$(215.0)	$(106.1)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(0.2)	0.1	0.2
Comprehensive loss	(92.4)	(43.7)	(214.9)	(105.9)
Less: comprehensive income attributable to noncontrolling interest	(8.5)	(1.4)	(11.4)	(4.2)
Comprehensive loss attributable to ProFrac Holding Corp.	$(100.9)	$(45.1)	$(226.3)	$(110.1)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProFrac Holding Corp.

Condensed Consolidated Statements of Changes in Equity

(in millions)

(Unaudited)

	Class A Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Interests	Equity
Balance, December 31, 2024	160.2	$1.5	$1,241.2	$(235.9)	$0.1	$69.2	$1,076.1
Net income (loss)	—	—	—	(17.5)	—	2.1	(15.4)
Stock-based compensation	—	—	0.9	—	—	0.2	1.1
Class A shares issued for vested stock awards	0.1	—	—	—	—	—	—
Cash settlement of vested stock awards	(0.1)	—	(1.0)	—	—	—	(1.0)
Foreign currency translation adjustments	—	—	—	—	0.1	—	0.1
Purchase of noncontrolling interest	—	—	—	—	—	(0.3)	(0.3)
Adjustment of convertible preferred stock to redemption amount	—	—	—	(1.3)	—	—	(1.3)
Balance, March 31, 2025	160.2	$1.5	$1,241.1	$(254.7)	$0.2	$71.2	$1,059.3
Net income (loss)	—	—	—	(108.0)	—	0.8	(107.2)
Stock-based compensation	—	—	0.5	—	—	0.3	0.8
Class A shares issued for vested stock awards	0.1	—	—	—	—	—	—
Cash settlement of vested stock awards	(0.1)	—	(0.2)	—	—	—	(0.2)
Change in Flotek noncontrolling interest	—	—	(5.9)	—	—	5.9	—
Change in other noncontrolling interest	—	—	0.4	—	—	(3.1)	(2.7)
Transfer of foreign currency translation of disposed subsidiary	—	—	—	—	(0.2)	—	(0.2)
Adjustment of convertible preferred stock to redemption amount	—	—	—	(1.3)	—	—	(1.3)
Balance, June 30, 2025	160.2	$1.5	$1,235.9	$(364.0)	$—	$75.1	$948.5
Net income (loss)	—	—	—	(100.9)	—	8.5	(92.4)
Stock-based compensation	—	—	0.9	—	—	0.2	1.1
Subsidiary transactions with noncontrolling interests	—	—	—	—	—	0.6	0.6
Change in Flotek noncontrolling interest	—	—	(0.2)	—	—	0.2	—
Realization of deferred tax assets from Flotek transaction	—	—	10.2	—	—	7.3	17.5
Class A shares issued, net	20.6	0.3	78.7	—	—	—	79.0
Deemed contribution	—	—	0.9	—	—	—	0.9
Adjustment of convertible preferred stock to redemption amount	—	—	—	(1.3)	—	—	(1.3)
Balance, September 30, 2025	180.8	$1.8	$1,326.4	$(466.2)	$—	$91.9	$953.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProFrac Holding Corp.

Condensed Consolidated Statements of Changes in Equity (continued)

(in millions)

(Unaudited)

	Class A Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Interests	Equity
Balance, December 31, 2023	159.4	$1.5	$1,225.4	$(16.0)	$0.3	$58.7	1,269.9
Net income	—	—	—	1.8	—	1.2	3.0
Stock-based compensation	—	—	1.9	—	—	0.2	2.1
Tax withholding related to net share settlement of equity awards	—	—	(0.1)	—	—	—	(0.1)
Share issuance	0.2	—	—	—	—	—	—
Adjustment of convertible preferred stock to redemption amount	—	—	—	(1.2)	—	—	(1.2)
Balance, March 31, 2024	159.6	$1.5	$1,227.2	$(15.4)	$0.3	$60.1	$1,273.7
Net income (loss)	—	—	—	(66.7)	—	1.1	(65.6)
Stock-based compensation	—		2.8	—	—	0.1	2.9
Class A shares issued for vested stock awards	0.8	—	—	—	—	—	—
Tax withholding related to net share settlement of equity awards	(0.2)	—	(1.4)	—	—	—	(1.4)
Foreign currency translation adjustments	—	—	—	—	(0.1)	0.5	0.4
Adjustment of Series A redeemable convertible preferred stock to redemption amount	—	—	—	(1.2)	—	—	(1.2)
Noncontrolling interest of acquired business	—	—	—	—	—	2.2	2.2
Balance, June 30, 2024	160.2	$1.5	$1,228.6	$(83.3)	$0.2	$64.0	$1,211.0
Net income (loss)	—	—	—	(45.2)	—	1.7	(43.5)
Stock-based compensation	—	—	0.9	—	—	0.2	1.1
Foreign currency translation adjustments	—	—	—	—	0.1	(0.3)	(0.2)
Adjustment of Series A preferred stock to redemption amount	—	—	—	(1.2)	—	—	(1.2)
Balance, September 30, 2024	160.2	$1.5	$1,229.5	$(129.7)	$0.3	$65.6	$1,167.2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProFrac Holding Corp.

Condensed Consolidated Statements of Cash Flows

(in millions)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(215.0)	$(106.1)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	313.7	328.9
Amortization of acquired unfavorable contracts	(7.6)	(39.1)
Stock-based compensation	6.6	6.1
Loss (gain) on insurance recoveries	0.3	(3.2)
Loss (gain) on disposal of assets, net	14.1	(2.5)
Non-cash loss on extinguishment of debt	—	0.8
Amortization of debt issuance costs	8.9	11.2
Loss on investments, net	6.8	0.9
Provision for supply commitment charges	—	9.6
Provision for credit losses, net of recoveries	12.8	—
Goodwill impairment	—	74.5
Deferred tax benefit	(16.5)	(25.4)
Other non-cash items, net	0.4	(0.1)
Changes in operating assets and liabilities:
Accounts receivable	26.4	13.4
Inventories	24.1	26.7
Prepaid expenses and other assets	(7.3)	(15.0)
Accounts payable	(23.3)	24.3
Accrued expenses	9.5	7.0
Other liabilities	(13.9)	(21.2)
Net cash provided by operating activities	140.0	290.8

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(194.4)
Investment in property, plant & equipment	(133.3)	(191.8)
Proceeds from sale of assets	4.9	31.9
Proceeds from insurance recoveries	—	4.5
Other	0.4	(2.0)
Net cash used in investing activities	(128.0)	(351.8)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	38.5	136.4
Repayments of long-term debt	(103.7)	(110.0)
Borrowings from revolving credit agreements	1,344.3	1,580.4
Repayments of revolving credit agreements	(1,324.6)	(1,540.6)
Payment of debt issuance costs	(0.6)	(3.5)
Cash settlement of vested stock awards	(1.2)	—
Tax withholding related to net share settlement of equity awards	—	(1.5)
Proceeds from issuance of common stock	82.4	—
Payment of common stock issuance costs	(3.4)	—
Other	(0.5)	—
Net cash provided by financing activities	31.2	61.2

Net increase in cash, cash equivalents, and restricted cash	43.2	0.2
Cash, cash equivalents, and restricted cash beginning of period	14.8	25.3
Cash, cash equivalents, and restricted cash end of period	$58.0	$25.5

Non-cash investing and financing activities
Capital expenditures included in accounts payable	$10.0	$38.2
Operating lease liabilities incurred from obtaining right-of-use assets	$1.0	$55.7
Finance lease liabilities incurred from obtaining property, plant & equipment	$1.9	$9.9

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

Mr. Dan Wilks and Mr. Farris Wilks are brothers and are the founders and principal stockholders of the Company. Their sons, Mr. Matthew D. Wilks and Mr. Johnathan Ladd Wilks are the Company’s Executive Chairman and Chief Executive Officer, respectively. In the normal course of business, we enter into transactions with related parties where Mr. Dan Wilks and Mr. Farris Wilks and entities owned by or affiliated with them (collectively, the "Wilks Parties") hold a controlling financial interest. Under Nasdaq rules and the Company’s Related Party Transactions Policy, our Audit Committee is responsible for reviewing all related party transactions. Under the policy, potential related party transactions are subject to approval by the Audit Committee in advance or, in certain circumstances, ratification by the Audit Committee, in each case if such transactions satisfy the terms and conditions set forth in the policy. See "Note 14. Related Party Transactions" for further information.

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

Concentration of Risk and Liquidity Update

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

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

Beginning in April 2025, many of our customers began reducing their activity levels as a result of a depressed commodity price environment, and our results of operations and operating cash flows correspondingly began to decline. The third quarter results reflected continued challenging market conditions, with improvement mid-period giving way to an unexpected decline in conditions toward quarter-end. To ensure that we have sufficient near-term liquidity during a prolonged depressed commodity environment, we have executed the following initiatives to optimize the cost structure of the business with a focus on operational efficiency:

•
increased liquidity by issuance of common stock in August 2025, which generated net proceeds of $79.0 million;
•
increased liquidity by selling an intercompany note receivable from Flotek Industries, Inc. ("Flotek") in November 2025 to PC Energy Credit I LLC, an affiliate of the Wilks Parties and a related party to the Company, generating net proceeds of approximately $40.0 million, which amounted to the entire principal amount of the note, plus accrued and unpaid interest;
•
obtained lender commitments to purchase an additional $40.0 million of 2029 Senior Notes, at the Company's option, in December 2025;
•
pursuing capital in the form of incremental debt targeting up to $40.0 million;
•
reduced our direct and indirect labor costs;
•
reduced our selling, general and administrative expenses by reducing headcount and eliminating certain non-labor related costs; and
•
identified areas to enhance operating efficiencies, to reduce operating expenses, and to reduce capital expenditures.

Additionally, the Company also is actively pursuing other sources of capital in the form of non-collateralized asset sales.

If these actions are successful, we believe our cost structure and liquidity will be better positioned for the long term and we believe that our sources of liquidity and our cash provided by operations will be sufficient to fund our capital expenditures, satisfy our obligations, and remain in compliance with our existing debt covenants for at least the next 12 months. However, there is no assurance that we can complete all of these actions or that these actions, if completed, will result in the cost savings or liquidity enhancements that we expect. If that is the case, then we will need to identify additional liquidity enhancements, which may include selling assets or seeking additional sources of capital. There can be no assurance that any such additional liquidity enhancements will be available, or if available, that they will be on terms acceptable to us or our stakeholders.

Correction of an Immaterial Error on Previously Issued Financial Statements

During the third quarter of 2025, the Company identified and corrected an error in our accounting for certain transaction costs capitalized as property, plant and equipment at Flotek for the three and six months ended June 30, 2025. At June 30, 2025, this error understated other operating expenses by $3.7 million and overstated property, plant and equipment by the same amount.

We evaluated whether our previously issued unaudited condensed consolidated financial statements for June 30, 2025, were materially misstated due to these errors. Based upon our evaluation of both quantitative and qualitative factors, we concluded that the effects of these errors were not material individually or in the aggregate to these previously reported periods. Accordingly, we will report the corrected amounts for June 30, 2025, when presented in future financial statements.

Recently Adopted Accounting Standards

The Company has adopted FASB ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, effective retrospectively for the fiscal year ended December 31, 2024, and interim reporting period starting the first quarter of 2025. This ASU enhances the disclosures required for operating segments in the Company's annual and interim consolidated financial statements. As a result of this adoption, the Company's segment disclosure now includes significant expense categories. The Company's primary segment measure remains unchanged. See “Note 13. Business Segments” for the enhanced disclosures associated with the adoption of this ASU.

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments --Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for calculating current expected credit losses on accounts receivable and current contract assets. This ASU permits a reporting entity to assume that current conditions as of the balance sheet date remain unchanged over the remaining life of the assets. The ASU is effective for the Company for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company plans to elect the practical expedient provided by the ASU and does not expect it to have a material impact on its financial statements.

2. SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventories

Inventories are comprised of the following:

	September 30, 2025	December 31, 2024
Raw materials and supplies	$2.5	$16.2
Work in process	15.7	19.7
Finished products and parts	148.5	165.2
Total	$166.7	$201.1

Accrued Expenses

Accrued expenses are comprised of the following:

	September 30, 2025	December 31, 2024
Employee compensation and benefits	$36.2	$22.9
Sales, use, and property taxes	17.6	21.0
Insurance	16.4	13.2
Interest	7.3	6.1
Income taxes	0.7	1.9
Other	2.7	2.1
Total accrued expenses	$80.9	$67.2

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

Other Current Liabilities

Other current liabilities are comprised of the following:

	September 30, 2025	December 31, 2024
Acquired unfavorable contracts	$—	$7.6
Accrued supply commitment charges	12.6	12.6
Munger make-whole liability	—	8.6
Accrued legal contingencies	5.5	7.1
Deferred revenue	0.8	7.4
Tax receivable agreement obligation	3.4	3.3
Other	7.4	10.0
Total other current liabilities	$29.7	$56.6

3. BUSINESS COMBINATIONS AND DISPOSITIONS

2025 Disposition

In June 2025, we disposed of our EKU Power Drives subsidiary in our Manufacturing Segment. We recorded a loss of $10.5 million in connection with this disposal, which was classified as other income and expense, net on our consolidated statements of operations. Total assets decreased approximately $40 million and total liabilities decreased approximately $29 million on our condensed consolidated balance sheet as a result of this disposal. This disposal will not have a major effect on our future operations and financial results.

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

The following table reflects pro forma revenues and net income or loss for the three and nine months ended September 30, 2024 as if our 2024 acquisitions had taken place on January 1, 2024. These unaudited pro forma amounts are not necessarily indicative of results that would have actually been obtained during the periods presented or that may be obtained in the future.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Revenues	$575.3	$1,900.2
Net loss	$(43.5)	$(108.1)

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

4. DEBT

Debt is comprised of the following:

	September 30, 2025	December 31, 2024
ProFrac Holding Corp.:
2029 Senior Notes	$550.0	$584.2
2022 ABL Credit Facility	160.2	139.8
Equify Notes (1)	9.6	13.3
Finance lease obligations	4.6	6.3
Other	13.2	8.0
ProFrac Holding Corp. principal amount	737.6	751.6
Less: unamortized debt discounts, premiums, and issuance costs	(12.6)	(15.0)
Less: current portion of long-term debt	(94.1)	(87.5)
ProFrac Holding Corp. long-term debt, net	630.9	649.1

Alpine Subsidiary:
Alpine 2023 Term Loan	325.0	350.0
Other	1.2	0.8
Finance lease obligations	4.4	7.2
Alpine principal amount	330.6	358.0
Less: unamortized debt discounts, premiums, and issuance costs	(10.8)	(14.5)
Less: current portion of long-term debt	(54.1)	(65.5)
Alpine long-term debt, net	265.7	278.0

Flotek Subsidiary:
Flotek ABL credit facility	6.7	4.7
Finance lease obligations	0.4
Flotek other	—	0.1
Flotek principal amount	7.1	4.8
Less: current portion of long-term debt	(6.8)	(4.8)
Flotek long-term debt, net	0.3	—

Other Subsidiaries:
Revolving credit facility	3.0	5.4
Finance lease obligations	6.2	6.4
Other	9.5	12.7
Other subsidiaries principal amount	18.7	24.5
Less: unamortized debt discounts, premiums, and issuance costs	(0.4)	(0.4)
Less: current portion of long-term debt	(3.6)	(6.8)
Other subsidiaries long-term debt, net	14.7	17.3

Consolidated:
Total principal amount	1,094.0	1,138.9
Less: unamortized debt discounts, premiums, and issuance costs	(23.8)	(29.9)
Less: current portion of long-term debt	(158.6)	(164.6)
Total long-term debt, net	$911.6	$944.4
(1)
Related party debt agreements.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

Senior Secured Notes Due 2029

On June 30, 2025, ProFrac Holdings II, LLC, a Texas limited liability company and an indirect wholly-owned subsidiary of ProFrac Holding Corp., entered into a purchase agreement with Beal Bank USA and Wilks Brothers, LLC, which is a Wilks Party, pursuant to which ProFrac Holdings II, LLC has agreed to issue and sell $60.0 million aggregate principal amount of its Senior Secured Floating Rate Notes due 2029 in a private placement. An aggregate of $20.0 million of new notes was purchased by Wilks Brothers, LLC on June 30, 2025. ProFrac Holdings II, LLC obtained two commitments to purchase an additional $40.0 million aggregate principal amount of new notes, at the Company's option, in the second half of 2025. The first commitment was for $20.0 million aggregate principal amount of new notes to be purchased by Wilks Brothers, LLC and Beal Bank, USA on September 30, 2025, and the second commitment is for $20.0 million aggregate principal amount of new notes to be purchased by Beal Bank, USA on December 15, 2025. ProFrac Holdings II, LLC had the option to defer the September 30, 2025 issuance to December 15, 2025 and has the option to cancel such additional issuances. ProFrac Holdings II, LLC exercised its option to defer the September 30, 2025 issuance to December 15, 2025. Such additional issuances are subject to certain customary closing conditions, including the requirement that we deliver a certificate to the 2029 Senior Notes Purchasers that we are solvent (meaning that the fair market value of our assets exceeds our total liabilities and that we can pay our total liabilities, including contingent liabilities, as they mature).

These new notes were, and will be, issued as additional notes pursuant to the original indenture, dated as of December 27, 2023, as supplemented. These new notes and the notes previously issued under the indenture will be treated as a single series of securities under the indenture and the new notes will have substantially identical terms, other than the issue date, issue price and first payment date, as the existing notes and be secured by a security interest in the same collateral. If we issue 2029 Senior Notes in December 2025, we will use the net proceeds therefrom to fund capital expenditures with any remaining proceeds used for general corporate purposes.

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

2022 ABL Credit Facility

As of September 30, 2025, the maximum availability under the ABL Credit Facility was limited to our eligible borrowing base of $217.8 million with $160.2 million of borrowings outstanding and $16.5 million of letters of credit outstanding, resulting in approximately $41.1 million of remaining availability.

Debt Compliance

Both the 2029 Senior Notes and the ABL Credit Facility contain certain customary representations and warranties and affirmative and negative covenants. As of September 30, 2025, we were in compliance with these covenants and expect to be compliant for at least the next twelve months after taking the actions described in “Note 1. Organization and Description of Business” under the heading “Concentration of Risk and Liquidity Update.”

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

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

Restricted Assets

Our Alpine 2023 Term Loan requires us to segregate collateral associated with Alpine and limits our ability to use Alpine's cash or assets to satisfy our obligations or the obligations of our other subsidiaries. We also have limited ability to provide Alpine with liquidity to satisfy its obligations. See “Note 13. Business Segments” for certain financial information for Alpine, which comprises our Proppant Production segment.

5. EQUITY

Class A Common Stock

In August 2025, we issued 20.6 million shares of Class A common stock, par value $0.01 per share at an offering price of $4.00 per share. The issuance of these shares generated net proceeds of $79.0 million, after deducting underwriter discounts and commissions and offering costs. The Wilks Parties bought 5.0 million shares of these Class A common stock, generating $20.0 million of gross proceeds. We intend to use the net proceeds from this offering to repay borrowings outstanding under our 2022 ABL Credit Facility, to pursue potential investment opportunities and for working capital and other general corporate purposes.

6. REVENUE FROM CONTRACTS WITH CUSTOMERS

We believe that disaggregating our revenue by reportable segment in "Note 13. Business Segments" provides the information necessary to understand the nature, amount, timing and uncertainty of our revenues and cash flows.

Contract Balances with Customers

Our contract assets are classified as accounts receivable in our unaudited condensed consolidated balance sheets. Accounts receivable consist of invoiced amounts or amounts for which we have a right to invoice based on services completed or products delivered.

Our current and non-current contract liabilities are classified as other current liabilities and other liabilities, respectively, in our unaudited condensed consolidated balance sheets. Our contract liabilities consist of deferred revenues from advance consideration received from customers related to future performance of service or delivery of products and off-market contract liabilities from unfavorable contracts recognized in connection with our business acquisitions in the Proppant Production segment.

In the accounting for prior business combinations, we recorded off-market contract liabilities. During the three and nine months ended September 30, 2025 we recorded amortization of zero and $7.6 million, respectively, related to these contract liabilities as revenue compared with $11.7 million and $39.1 million in the respective periods last year. As of September 30, 2025, our off-market contract liabilities were zero.

Performance Obligations

Certain of our Proppant Production contracts contain multiple performance obligations to provide a minimum quantity of proppant products to our customers in future periods. For these contracts, the transaction price is allocated to each performance obligation at estimated selling prices and we recognize revenue as we satisfy these performance obligations. As of September 30, 2025, the aggregate amount of transaction price allocated to unsatisfied performance obligations was $15.0 million, and we expect to perform these obligations and recognize revenue of $11.3 million in 2026 and $3.7 million in 2027.

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

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

7. OTHER OPERATING EXPENSE, NET

Other operating expense, net is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Litigation expenses and accruals for legal contingencies	$4.9	$2.9	$9.3	$16.9
Provision for credit losses, net of recoveries	—	—	$12.8	$—
Gain on insurance recoveries	0.3	—	0.3	(3.2)
Transaction costs	1.1	3.9	8.3	3.9
Lease termination	—	—	0.8	—
Severance charges	—	0.7	0.4	2.5
(Gain) loss on disposal of assets	5.5	(1.4)	14.1	(2.5)
Supply commitment charge	—	9.4	—	9.6
Total	$11.8	$15.5	$46.0	$27.2

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

The transaction costs for the three and nine months ended September 30, 2025 represent legal and professional fees incurred for strategic initiatives.

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

8. INCOME TAXES

We record income taxes for interim periods based on an estimated annual effective tax rate. The estimated annual effective rate is recomputed on a quarterly basis and may fluctuate due to changes in forecasted annual operating income, positive or negative changes to the valuation allowance for net deferred tax assets and changes to actual or forecasted permanent book to tax differences. Our effective tax rate for the nine months ended September 30, 2025 was 6.7%, compared with 19.0% in the same period in 2024.

For the nine months ended September 30, 2025, our income tax provision included a discrete benefit of approximately $12 million from a reduction in Flotek's valuation allowance. Excluding this discrete item, the difference between our effective tax rate and the federal statutory rate related to a permanent book-tax difference in the accounting for a sale-leaseback transaction with Flotek and changes in the valuation allowance on our net deferred tax assets.

For the nine months ended September 30, 2024, our income tax provision included a discrete benefit of $25.6 million related to the release of a portion of the valuation allowance on our net deferred tax assets. This discrete item was caused by the assumption of a $25.6 million deferred tax liability in our acquisition of AST, which made it more likely than not that we would be able to utilize a corresponding amount of our deferred tax assets. Excluding this discrete item, the difference between our effective tax rate and the federal statutory rate related to changes in the valuation allowance on our net deferred tax assets.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. The OBBBA contains, among other provisions, certain changes to U.S. federal income tax laws related to 100% bonus depreciation and the calculation of interest expense deductions, which will reduce our taxable income in 2025 and future years. The accounting for changes in tax rates and tax law are required to be recognized in the period in which the legislation is enacted. The effects of this tax law change have been incorporated into these unaudited condensed consolidated financial statements.

Flotek has historically maintained a valuation allowance on substantially all of its deferred tax assets. At each reporting date, Flotek considers all available positive and negative evidence to evaluate whether its deferred tax assets are more likely than not to be realized. A significant piece of positive evidence that Flotek considers is whether it has incurred cumulative income (generally defined as income before income taxes) in recent years. Flotek noted that for the three years ended September 30, 2025, it recorded cumulative income before income taxes of approximately $30 million. As a result of this positive evidence, Flotek concluded that a valuation allowance was no longer required for a portion of its deferred tax assets at September 30, 2025, because it is more likely than not that the deferred tax assets will be realized.

Because Flotek is not part of our consolidated group for income tax purposes, we present Flotek's net deferred tax assets separate from the Company's net deferred tax liabilities.

9. EARNINGS PER SHARE

The calculation of earnings per share ("EPS") for our Class A common stock is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to ProFrac Holding Corp.	$(100.9)	$(45.2)	$(226.4)	$(110.1)
Adjust Series A redeemable convertible preferred stock to its maximum redemption value	(1.3)	(1.2)	(3.9)	(3.6)
Net income (loss) used for basic and diluted earnings per Class A common share	$(102.2)	$(46.4)	$(230.3)	$(113.7)

Denominator:
Weighted average Class A common shares	170.8	160.1	163.8	159.9
Dilutive potential of employee restricted stock units	—	—	—	—
Weighted average Class A common shares — diluted	170.8	160.1	163.8	159.9

Basic and diluted earnings per Class A common share	$(0.60)	$(0.29)	$(1.41)	$(0.71)

Antidilutive shares:
Common stock equivalents related to Preferred Stock	2.9	2.7	2.9	2.6
Employee restricted stock units which are antidilutive due to net loss position	—	0.2	—	0.2
Total antidilutive shares	2.9	2.9	2.9	2.8

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

10. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of September 30, 2025, we had purchase commitments of $30.9 million in 2025 for hydraulic fracturing equipment components.

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

11. VARIABLE INTEREST ENTITY

Through a contractual relationship, we have the power to appoint directors to the board of directors of Flotek Industries, Inc. ("Flotek"). Because we have this power through a contract and not through our direct equity interest in Flotek, Flotek meets the definition of a variable interest entity ("VIE"). Furthermore, we are the primary beneficiary of the VIE due to our ability to appoint four of seven directors to Flotek’s board of directors. Accordingly, we have consolidated the operating results, assets and liabilities of Flotek. As of September 30, 2025, we owned 50.2% of Flotek's outstanding common stock.

As of September 30, 2025 and December 31, 2024, $111.9 million and $60.9 million, respectively, of Flotek's assets and $54.4 million and $56.2 million, respectively, of Flotek's liabilities are included in our unaudited condensed consolidated balance sheets. These amounts are exclusive of goodwill and are after intercompany eliminations. The assets of Flotek can only be used to settle its obligations and the creditors of Flotek have no recourse to our assets. Our exposure to Flotek is generally limited to the carrying value of our equity, intercompany notes receivable, and variable interest.

12. FAIR VALUE MEASUREMENTS

Recurring Measurements

Our liabilities measured at fair value on a recurring basis consist of the following:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
September 30, 2025:
Liabilities — Munger make-whole provision	$—	$—	$—

December 31, 2024:
Liabilities — Munger make-whole provision	$—	$—	$8.6

The fair value of the Munger make-whole provision was estimated using a Black-Scholes model as of December 31, 2024. The significant unobservable inputs used in the fair value measurement are the risk-free rate and volatility.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

The following is a reconciliation of our recurring Level 3 fair value measurements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net asset (liability) balance at beginning of period	$—	$(8.8)	$(8.6)	$15.9
Transfer of investment in BPC to acquisition purchase consideration	—	—	—	(24.9)
Change in fair value of Level 3 fair value measurements	—	(1.1)	3.7	(0.9)
Munger liability settled in cash	—	—	4.9	—
Net asset (liability) balance at end of period	$—	$(9.9)	$—	$(9.9)

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

13. BUSINESS SEGMENTS

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

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

Summarized financial information for our reportable segments is as follows:

	Stimulation Services	Proppant Production	Manufacturing	Other	Eliminations	Total
Three Months Ended September 30, 2025:
Revenue
External customers — services	$342.7	$—	$—	$—	$8.5	$351.2
External customers — product sales (1)	—	20.3	8.6	23.0	—	51.9
Intercompany (2)	0.2	56.1	39.5	37.8	(133.6)	—
Total Revenue	$342.9	$76.4	$48.1	$60.8	$(125.1)	$403.1
Cost of revenues, exclusive of depreciation, depletion, and amortization	301.5	64.1	40.0	41.3	(122.8)	324.1
Selling, general and administrative, excluding stock-based compensation	22.5	4.3	4.5	7.5	—	38.8
Other income	(0.7)	—	—	—	—	(0.7)
Adjusted EBITDA (3)	$19.6	$8.0	$3.6	$12.0	$(2.3)	$40.9
Depreciation, depletion and amortization	79.6	18.3	2.8	1.5	0.8	103.0
Investment in property, plant & equipment	27.2	7.9	1.1	—	1.8	38.0

Three Months Ended September 30, 2024:
Revenue
External customers — services	$506.5	$—	$—	$—	$—	$506.5
External customers — product sales (1)	—	40.1	12.2	16.5	—	68.8
Intercompany (2)	0.6	12.7	49.3	34.8	(97.4)	—
Total Revenue	$507.1	$52.8	$61.5	$51.3	$(97.4)	$575.3
Cost of revenues, exclusive of depreciation, depletion, and amortization	361.4	31.3	54.4	41.0	(97.4)	390.7
Selling, general and administrative, excluding stock-based compensation	34.0	4.3	7.0	5.5	—	50.8
Other income	(0.9)	(0.1)	—	—	—	(1.0)
Adjusted EBITDA (3)	$112.6	$17.3	$0.1	$4.8	$—	$134.8
Depreciation, depletion and amortization	88.0	19.6	4.4	0.7	—	112.7
Investment in property, plant & equipment	61.3	8.1	0.3	0.3	—	70.0

As of September 30, 2025:
Cash and cash equivalents	$48.7	$1.9	$2.7	$4.7	$—	$58.0
Total current assets	433.9	60.5	308.8	94.2	(356.1)	541.3
Property, plant, and equipment, net (4)	710.7	781.7	47.0	41.3	(12.8)	1,567.9
Total assets	2,894.7	865.7	463.9	288.6	(1,770.5)	2,742.4
Current portion of long-term debt	94.1	54.1	3.6	6.8	—	158.6
Long-term debt	630.9	265.7	14.7	40.3	(40.0)	911.6
Total liabilities	1,926.0	116.8	373.2	145.2	(840.1)	1,721.1

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

	Stimulation Services	Proppant Production	Manufacturing	Other	Eliminations	Total
Nine Months Ended September 30, 2025:
Revenue
External customers — services	$1,298.5	$—	$—	$0.1	$8.5	$1,307.1
External customers — product sales (1)	—	95.9	29.8	72.5	—	198.2
Intercompany (2)	0.9	125.3	139.9	115.4	(381.5)	—
Total Revenue	$1,299.4	$221.2	$169.7	$188.0	$(373.0)	$1,505.3
Cost of revenues, exclusive of depreciation, depletion, and amortization	1,039.5	164.9	138.9	137.5	(362.6)	1,118.2
Selling, general and administrative, excluding stock-based compensation	86.9	15.2	15.9	22.7	—	140.7
Other income	(2.3)	—	—	(0.3)	—	(2.6)
Adjusted EBITDA (3)	$175.3	$41.1	$14.9	$28.1	$(10.4)	$249.0
Depreciation, depletion and amortization	244.0	57.2	11.3	2.8	(1.6)	313.7
Investment in property, plant & equipment	112.5	19.4	1.2	10.6	(10.4)	133.3

Nine Months Ended September 30, 2024:
Revenue
External customers — services	$1,504.8	$—	$—	$—	$—	$1,504.8
External customers — product sales (1)	—	147.1	36.4	47.9	—	231.4
Intercompany (2)	25.2	52.9	124.5	92.7	(295.3)	—
Total Revenue	$1,530.0	$200.0	$160.9	$140.6	$(295.3)	$1,736.2
Cost of revenues, exclusive of depreciation, depletion, and amortization	1,091.9	110.4	137.2	109.7	(291.7)	1,157.5
Selling, general and administrative, excluding stock-based compensation	95.1	18.2	19.1	18.1	—	150.5
Other income	(2.1)	—	—	—	—	(2.1)
Adjusted EBITDA (3)	$345.1	$71.4	$4.6	$12.8	$(3.6)	$430.3
Depreciation, depletion and amortization	258.5	59.2	9.3	2.2	(0.3)	328.9
Investment in property, plant & equipment	164.0	19.4	7.9	0.5	—	191.8

As of December 31, 2024:
Cash and cash equivalents	$8.7	$—	$1.7	$4.4	$—	$14.8
Total current assets	466.9	71.4	255.3	95.3	(314.8)	574.1
Property, plant, and equipment, net	839.3	817.6	82.5	25.9	(4.1)	1,761.2
Total assets	2,911.3	929.5	443.2	249.6	(1,545.5)	2,988.1
Current portion of long-term debt	87.5	65.5	6.8	4.8	—	164.6
Long-term debt	649.1	278.0	17.3	—	—	944.4
Total liabilities	1,891.4	124.2	360.7	103.9	(631.7)	1,848.5

(1)
Our Proppant Production segment recognized noncash revenue associated with acquired contract liabilities of zero and $8.9 million for the three months ended September 30, 2025 and 2024, respectively, and $7.6 million and $36.1 million for the nine months ended September 30, 2025 and 2024 respectively. Refer to Item 8 "Financial Statements and Supplementary Data" in our Annual Report for information about our acquired contract liabilities.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

(2)
In our other business activities, Flotek recorded revenue of $8.7 million and $6.7 million for the three months ended September 30, 2025 and 2024, respectively, and $23.9 million and 23.8 million for the nine months ended September 30, 2025 and 2024, respectively, related to contract shortfalls because the Stimulation Services segment did not purchase the minimum contractual commitment of chemistry products from Flotek.
(3)
Adjusted EBITDA for the Stimulation Services segment included an intercompany supply commitment charge of $8.7 million and $6.7 million for the three months ended September 30, 2025 and 2024, respectively, and $23.9 million and $23.8 million for the nine months ended September 30, 2025 and 2024, respectively, because this segment did not purchase the minimum contractual commitment of chemistry products from Flotek.
(4)
In April 2025, Flotek acquired certain gas conditioning equipment from our Stimulation Services segment for total consideration of $107.5 million and our Stimulation Services segment leased these assets back from Flotek for a six year term. The effects of this sale-leaseback transaction have been eliminated from our condensed consolidated financial statements. The assets have been recorded by Flotek, and reflected in our other business activities, at the previous carrying values recorded by our Stimulation Services segment due to this transaction being conducted by entities under common control.

The following table reconciles consolidated Adjusted EBITDA for our reportable segments to net income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Adjusted EBITDA of reportable segments	$40.9	$134.8	$249.0	$430.3
Interest expense, net	(34.5)	(40.6)	(105.5)	(117.8)
Depreciation, depletion and amortization	(103.0)	(112.7)	(313.7)	(328.9)
Income tax benefit	20.2	1.5	15.5	24.9
Gain (loss) on disposal of assets, net	(5.5)	1.4	(14.1)	2.5
Loss on extinguishment of debt	—	—	—	(0.8)
Provision for credit losses, net of recoveries	—	—	(12.8)	—
Stock-based compensation (1)	(4.2)	(1.1)	(7.3)	(6.1)
Lease termination	—	—	(0.8)	—
Transaction costs	(1.1)	(3.9)	(8.3)	(3.9)
Severance charges	—	(0.7)	(0.4)	(2.5)
Acquisition and integration costs	—	(2.0)	(0.2)	(5.1)
Supply commitment charges	—	(9.4)	—	(9.6)
Impairment of goodwill	—	(6.8)	—	(74.5)
Gain (loss) on insurance recoveries	(0.3)	—	(0.3)	3.2
Litigation expenses and accruals for legal contingencies	(4.9)	(2.9)	(9.3)	(16.9)
Loss on investments, net	—	(1.1)	(6.8)	(0.9)
Net loss	$(92.4)	$(43.5)	$(215.0)	$(106.1)
(1)
Stock-based compensation is reported in “Selling, general and administrative” in the consolidated statements of operations and is not allocated to the segments.

14. RELATED PARTY TRANSACTIONS

In the normal course of business, we have entered into transactions with related parties where the Wilks Parties hold a controlling financial interest. For the three and nine months ended September 30, 2025 and 2024, the Company had related party transactions with the following related party entities:

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
•
Flying A Pump Services, LLC (“Flying A”), along with its subsidiary MGB Manufacturing, LLC, is an oilfield services company which provides pressure pumping, acid and cementing services. We rent and sell equipment and frac fleet components, and at times sell proppant, to Flying A. We also pay Flying A to rent, repair, or sell equipment or frac fleet components.
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

The following table summarizes revenue from related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Flying A	$1.3	$4.5	$6.3	$16.2
Total	$1.3	$4.5	$6.3	$16.2

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

The following table summarizes expenditures with related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Logistix IQ	$2.1	$29.3	$60.2	$71.0
Flying A	0.6	—	1.5	—
Wilks Brothers	2.2	2.0	6.2	6.7
Related Lessors	3.8	5.1	11.4	11.4
Wilks Construction	5.0	—	8.8	—
Wilks Earthworks	8.7	2.0	21.1	8.1
Equify Financial	4.4	1.3	13.6	6.0
AERO	—	0.1	—	2.3
Carbo	0.5	0.5	1.3	1.0
Total	$27.3	$40.3	$124.1	$106.5

The following table summarizes accounts receivable–related party:

	September 30, 2025	December 31, 2024
Flying A	$18.8	$15.7
Wilks Brothers	—	—
Interstate	0.3	0.4
Total	$19.1	$16.1

The following table summarizes accounts payable–related party:

	September 30, 2025	December 31, 2024
Logistix IQ	$12.5	$11.6
Wilks Brothers	2.4	3.2
Wilks Construction	—	—
Wilks Earthworks	3.6	2.8
Related Lessors	0.3	0.1
Flying A	1.4	—
Equify	0.9	—
Carbo	0.4	0.4
Total	$21.5	$18.1

In June 2023 and January 2024, we arranged to sell certain surplus equipment and inventory components and to assign certain pre-orders for equipment to Flying A, at prices which are consistent with fair market value, for a total consideration of $36.3 million and $8.4 million, respectively. We delivered $2.3 million, $12.6 million and $28.9 million of these components to Flying A in 2025, 2024 and 2023, respectively. We expect to deliver the remaining $0.9 million of product to Flying A in 2025. We accounted for the unapplied proceeds from these transactions as related party deposits presented as "Other current liabilities - related party" in our unaudited condensed consolidated balance sheets.

In addition to the arrangement relating to surplus equipment and inventory components described above, in September 2025, we sold certain nonessential assets originally acquired from AST to Flying A in exchange for cash consideration of $3.4 million. The cash consideration received was $0.9 million greater than the carrying value of these assets. Because this sale was to an affiliate under common control, we accounted for the $0.9 million as an equity transaction recorded as a deemed contribution within our consolidated statements of changes in equity.

In September 2025, we entered into four lease agreements with Flying A to rent pressure pumping equipment at a monthly rental rate of $75,000 per lease. The leases have respective initial terms ending November 1, 2025, November 30, 2025, December 31, 2025, and December 31, 2025, and continue on a month-to-month basis until terminated by us.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

15. SUBSEQUENT EVENTS

On November 7, 2025, the Company completed the assignment to PC Energy Credit I LLC (“PC Energy”), an affiliate of the Wilks Parties and a related party to the Company, of that certain Senior Secured Note issued to ProFrac GDM by Flotek in April 2025. Consideration paid by PC Energy to the Company in exchange for the note consisted of the entire $40 million principal amount of the note, plus accrued and unpaid interest.

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

Summary Financial Results

•
Total revenue for the three and nine months ended September 30, 2025 was $403.1 million and $1,505.3 million, respectively, which represented decreases of $172.2 million and $230.9 million from the same periods in 2024.
•
Net loss attributable to ProFrac Holding Corp. for the three and nine months ended September 30, 2025 was $100.9 million and $226.4 million, respectively, which represented increases in net loss of $55.7 million and $116.3 million from the same periods in 2024. The net losses for the three and nine months ended September 30, 2024 included pretax goodwill impairment charges of $6.8 million and $74.5 million, respectively.
•
Cash provided by operating activities for the nine months ended September 30, 2025, was $140.0 million, a decrease of $150.8 million from the same period in 2024.
•
Total principal amount of long-term debt was $1,094.0 million at September 30, 2025, a decrease of $44.9 million from December 31, 2024.

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

In June 2025, we entered into a purchase agreement with Beal Bank USA and Wilks Brothers, LLC (collectively, the “2029 Senior Notes Purchasers”), which is a Wilks Party, whereby we have agreed to issue and sell $60.0 million aggregate principal amount of Senior Secured Floating Rate Notes due 2029 (the “2029 Senior Notes”) in a private placement. An aggregate of $20.0 million of 2029 Senior Notes was purchased by Wilks Brothers, LLC on June 30, 2025. An additional $10.0 million and $30.0 million aggregate principal amount of 2029 Senior Notes will be purchased by Wilks Brothers, LLC and Beal Bank, USA, respectively, on December 15, 2025, unless we exercise our option to cancel this issuance. Such additional issuances are subject to certain customary closing conditions, including the requirement that we deliver a certificate to the 2029 Senior Notes Purchasers that we are solvent (meaning that the fair market value of our assets exceeds our total liabilities and that we can pay our total liabilities, including contingent liabilities, as they mature). If we issue 2029 Senior Notes in December 2025, we will use the net proceeds therefrom to fund capital expenditures with any remaining proceeds used for general corporate purposes. See “-Liquidity and Capital Resources – Sources of Liquidity” for more information.

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

In August 2025, we issued 20.6 million shares of Class A common stock, par value $0.01 per share at an offering price of $4.00 per share. The issuance of these shares generated net proceeds of $79.0 million, after deducting underwriter discounts and commissions and offering costs. The Wilks Parties bought 5.0 million shares of these Class A common stock, generating $20.0 million of gross proceeds. We intend to use the net proceeds from this offering to repay borrowings outstanding under our 2022 ABL Credit Facility, for working capital and for other general corporate purposes.

Recent Trends and Outlook

Our business depends on the willingness of E&P companies to make expenditures to explore for, develop, and produce oil and natural gas in the United States. The willingness of E&P companies to undertake these activities is predominantly influenced by current and expected future prices for oil and natural gas. Beginning in April 2025, oil commodity prices decreased from their near-term average through the first quarter of 2025 with increased volatility. As a result, many of our customers began reducing their activity levels and our results of operations and operating cash flows correspondingly declined compared to the same periods in 2024. The third quarter results reflected continued challenging market conditions, with improvement mid-period giving way to an unexpected decline in conditions toward quarter-end. As described below, we are taking or have taken a number of actions to improve our liquidity. We currently expect our results of operations in the fourth quarter to increase relative to the third quarter. We remain focused on financial and operational discipline and optimizing our asset base, and are executing initiatives that are designed to enhance the resiliency of the platform. While we have limited visibility for future demand for our products and services, we are encouraged by customer engagement around 2026 planning.

We also actively monitor the effects of inflation and tariffs on our business; however, the potential effects of inflation and tariffs on our business remain uncertain at this time.

Results of Operations

Revenues

Revenues by reportable segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Stimulation services	$342.9	$507.1	$1,299.4	$1,530.0
Proppant production	76.4	52.8	221.2	200.0
Manufacturing	48.1	61.5	169.7	160.9
Other	60.8	51.3	188.0	140.6
Eliminations	(125.1)	(97.4)	(373.0)	(295.3)
Total revenues	$403.1	$575.3	$1,505.3	$1,736.2

Stimulation Services. Stimulation Services revenues for the three and nine months ended September 30, 2025 decreased $164.2 million and $230.6 million, or 32% and 15%, respectively, from the same periods in 2024. The decreases were primarily due to a decrease in average active fleets and lower average pricing for our services in the second and third quarters of 2025 compared to the same periods in 2024.

Proppant Production. Proppant Production revenues for the three and nine months ended September 30, 2025 increased $23.6 million and $21.2 million, or 45% and 11%, respectively, from the same periods in 2024. These increases were primarily due to higher average pricing for our proppant in 2025 compared to the same periods last year, which was due to a shift in intercompany sales mix from mine-gate pricing to wellsite pricing that began in the second quarter of 2025. Exclusive of this mix shift, revenues also increased due to higher sales volumes in 2025.

Additionally, revenue recognized for the amortization of acquired off-market contracts for the three and nine months ended September 30, 2025 were zero and $7.6 million, respectively, compared to $8.9 million and $36.1 million in the same periods in 2024. Refer to Item 8 "Financial Statements and Supplementary Data" in our Annual Report for information about our acquired contract liabilities. During the three and nine months ended September 30, 2025, approximately 73% and 57%, respectively, of the Proppant Production segment's revenues were intercompany, compared with 24% and 26% in the same periods in 2024.

Manufacturing. Manufacturing revenues for the three months ended September 30, 2025 decreased by $13.4 million, or 22%, from the same period last year. The decrease in the third quarter was due to decreased intercompany demand for manufacturing products in the third quarter of 2025. Manufacturing revenues for the nine months ended September 30, 2025 increased by $8.8 million, or 5%, from the same period last year. The increase for the first nine months of 2025 was due to increased intercompany demand for manufacturing products in the first quarter of 2025, which was partially offset by decreased demand in the second and third quarters of 2025. Additionally, the acquisition of BPC and NRG contributed revenue starting in April 2024 and June 2024, respectively. During the three and nine months ended September 30, 2025, approximately 82% and 82%, respectively, of the Manufacturing segment's revenues were intercompany, compared with 80% and 77% in the same periods in 2024.

Other. Other revenues for the three and nine months ended September 30, 2025 increased by $9.5 million and $47.4 million, or 19% and 34%, respectively, from the same periods in 2024. These increases were primarily due to increased third-party revenue for Flotek and intercompany revenue for Livewire, which began operations in October 2024. Flotek recorded contract shortfall revenue of $8.7 million and $6.7 million for the three months ended September 30, 2025 and 2024, respectively, and $23.9 million and $23.8 million for the nine months ended September 30, 2025 and 2024, respectively, related to contract shortfalls with the Stimulation Services segment. During the three and nine months ended September 30, 2025, approximately 62% and 61%, respectively, of other revenues were intercompany, compared with 68% and 66% in the same periods in 2024.

Cost of Revenues

Cost of revenues by reportable segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenues, exclusive of depreciation, depletion, and amortization:
Stimulation services	$301.5	$361.4	$1,039.5	$1,091.9
Proppant production	64.1	31.3	164.9	110.4
Manufacturing	40.0	54.4	138.9	137.2
Other	41.3	41.0	137.5	109.7
Eliminations	(122.8)	(97.4)	(362.6)	(291.7)
Total cost of revenues, exclusive of depreciation, depletion, and amortization	$324.1	$390.7	$1,118.2	$1,157.5

Stimulation Services. Stimulation Services cost of revenues for the three and nine months ended September 30, 2025 decreased by $59.9 million and $52.4 million, or 17% and 5%, respectively, from the same periods in 2024. These decreases were primarily due to a decrease in average active fleets in the third quarter of 2025 compared to the same period last year. Cost of revenues for this segment included intercompany supply commitment charges of $8.7 million and $6.7 million for the three months ended September 30, 2025 and 2024, respectively, and $23.9 million and $23.8 million for the nine months ended September 30, 2025 and 2024, respectively, because the Stimulation Services segment did not purchase the minimum contractual commitment of chemistry products from Flotek.

Proppant Production. Proppant Production cost of revenues for the three and nine months ended September 30, 2025 increased by $32.8 million and $54.5 million, or 105% and 49%, respectively, from the same periods in 2024. These increases were primarily due to increased costs to support the shift in intercompany sales mix from mine-gate pricing to wellsite pricing, which began in the second quarter of 2025. Exclusive of this mix shift, costs of revenues also increased due to higher sales volumes in 2025.

Manufacturing. Manufacturing cost of revenues for the three and nine months ended September 30, 2025 decreased by $14.4 million and increased by $1.7 million, or 26% or 1%, respectively, from the same periods in 2024. The decrease in the third quarter was due to decreased volumes of products sold to intercompany customers in the third quarter of 2025. The increase for the first nine months of 2025 was due to increased volumes of products sold to intercompany customers in the first quarter of 2025. Additionally, the acquisition of BPC and NRG contributed costs beginning in April 2024 and June 2024, respectively.

Other. Other cost of revenues for the three and nine months ended September 30, 2025 increased by $0.3 million and $27.8 million, or 1% and 25%, respectively, from the same periods in 2024. The increase for the first nine months of 2025 was primarily due to increased third-party product sales at Flotek and intercompany sales for Livewire, which began operations in October 2024.

Selling, General and Administrative

Selling, general and administrative expenses are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Selling, general and administrative:
Selling, general and administrative, excluding stock-based compensation	$38.8	$50.8	$140.7	$150.5
Stock-based compensation	4.2	1.1	7.3	6.1
Total selling, general and administrative	$43.0	$51.9	$148.0	$156.6

Selling, general and administrative expenses for the three and nine months ended September 30, 2025 decreased by $8.9 million and $8.6 million, or 17% and 5% respectively, from the same periods in 2024. These decreases were primarily due to lower labor costs resulting from cost control measures and reduced incentive compensation expense. These decreases were partially offset by increased expense at Flotek. The decrease for the first nine months of 2025 was also partially offset by increased labor and facility costs related to our acquisitions of BPC, AST and NRG in the second quarter of 2024. Additionally, management fees of $3.5 million owed to Wilks Brothers, LLC was reclassified to stock-based compensation expense in the third quarter of 2025 as a result of an agreement to settle certain management fee payments by issuing common stock.

Depreciation, Depletion, and Amortization

Depreciation, depletion, and amortization for the three and nine months ended September 30, 2025 decreased by $9.7 million and $15.2 million, respectively, from the same periods in 2024.

Acquisition and Integration Costs

Acquisition and integration costs primarily relate to professional fees, severance and other costs associated with our acquisition and integration activities. For the three and nine months ended September 30, 2025, these costs were zero and $0.2 million, respectively, compared with $2.0 million and $5.1 million in the same periods in 2024.

Other Operating Expense, Net

The following table summarizes our other operating expenses, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Litigation expenses and accruals for legal contingencies	$4.9	$2.9	$9.3	$16.9
Provision for credit losses, net of recoveries	—	—	$12.8	$—
Gain on insurance recoveries	0.3	—	0.3	(3.2)
Transaction costs	1.1	3.9	8.3	3.9
Lease termination	—	—	0.8	—
Severance charges	—	0.7	0.4	2.5
(Gain) loss on disposal of assets	5.5	(1.4)	14.1	(2.5)
Supply commitment charge	—	9.4	—	9.6
Total	$11.8	$15.5	$46.0	$27.2

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

The transaction costs for the three and nine months ended September 30, 2025 represent legal and professional fees incurred for strategic initiatives.

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

Interest Expense, Net

Interest expense, net of interest income, for the three and nine months ended September 30, 2025 was $34.5 million and $105.5 million, respectively, compared to $40.6 million and $117.8 million in the same periods in 2024. These decreases were due to lower average interest rates in 2025 and lower average outstanding debt balances.

Other (Expense) Income, Net

For the three and nine months ended September 30, 2025, we recognized other income, net of $0.7 million and other expense, net of $4.2 million, respectively, compared with other expense, net of $0.1 million and other income, net of $1.2 million in the same periods in 2024. The net change in the first nine months of 2025 was primarily due to the $10.5 million loss on disposal of EKU Power Drives in the second quarter of 2025, which was partially offset by a decrease in the fair value of our Munger make-whole provision in the first quarter of 2025.

Income Taxes

Income taxes were a benefit of $15.5 million and a benefit of $24.9 million for the nine months ended September 30, 2025 and 2024, respectively. Our effective tax rate for the nine months ended September 30, 2025 was 6.7%, compared with 19.0% in the same period in 2024.

For the nine months ended September 30, 2025, our income tax provision included a discrete benefit of approximately $12 million from a reduction in Flotek's valuation allowance. Excluding this discrete item, the difference between our effective tax rate and the federal statutory rate related to a permanent book-tax difference in the accounting for a sale-leaseback transaction with Flotek and changes in the valuation allowance on our net deferred tax assets. See "Note 8. Income Taxes" in the notes to our unaudited condensed consolidated financial statements for further discussion of the discrete tax item recorded during the period.

For the nine months ended September 30, 2024, our income tax provision included a discrete benefit of $25.6 million related to the release of a portion of the valuation allowance on our net deferred tax assets. This discrete item was caused by the assumption of a $25.6 million deferred tax liability in our acquisition of AST, which made it more likely than not that we would be able to utilize a corresponding amount of our deferred tax assets. Excluding this discrete item, the difference between our effective tax rate and the federal statutory rate related to changes in the valuation allowance on our net deferred tax assets.

Liquidity and Capital Resources

Sources of Liquidity

Historically, our primary sources of liquidity are cash flows from operations and availability under our revolving credit facility. While Flotek is included in our unaudited condensed consolidated financial statements, we do not have the ability to access or use Flotek’s cash or liquidity in our operations and, accordingly, have excluded Flotek’s cash and other sources of liquidity from the following discussion of our liquidity and capital resources. See "Note 11. Variable Interest Entity" in the notes to our unaudited condensed consolidated financial statements for discussion of our ownership of Flotek.

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

At September 30, 2025, we had $53.4 million of cash and cash equivalents, excluding Flotek, and $41.1 million available for borrowings under our revolving credit facility, which resulted in a total liquidity position of $94.5 million. Refer to our Annual Report for more information regarding our revolving credit facility.

In June 2025, we entered into a purchase agreement whereby, subject to satisfying customary closing conditions, we agreed to issue and sell an additional $40.0 million aggregate principal amount of 2029 Senior Notes to the 2029 Senior Notes Purchasers on December 15, 2025. If we issue 2029 Senior Notes in December 2025, we plan to use the net proceeds therefrom to fund capital expenditures with any remaining proceeds used for general corporate purposes. At our option, we may cancel this issuance, and there can be no assurance that we will issue the additional 2029 Senior Notes.

Beginning in April 2025, many of our customers began reducing their activity levels as a result of a depressed commodity price environment, and our results of operations and operating cash flows correspondingly began to decline. The third quarter results reflected continued challenging market conditions, with improvement mid-period giving way to an unexpected decline in conditions toward quarter-end. To ensure that we have sufficient near-term liquidity during a prolonged depressed commodity environment, we have executed the following initiatives to optimize the cost structure of the business with a focus on operational efficiency:

•
increased liquidity by issuance of common stock in August 2025, which generated net proceeds of $79.0 million;
•
increased liquidity by selling an intercompany note receivable from Flotek in November 2025 to PC Energy Credit I LLC, an affiliate of the Wilks Parties and a related party to the Company, generating net proceeds of approximately $40.0 million, which amounted to the entire principal amount of the note, plus accrued and unpaid interest;
•
obtained lender commitments to purchase an additional $40.0 million of 2029 Senior Notes, at the Company's option, in December 2025 as discussed above;
•
pursuing capital in the form of incremental debt targeting up to $40.0 million;
•
reduced our direct and indirect labor costs;

•
reduced our selling, general and administrative expenses by reducing headcount and eliminating certain non-labor related costs; and
•
identified areas to enhance operating efficiencies to reduce operating expenses and to reduce capital expenditures.

Additionally, the Company also is actively pursuing other sources of capital in the form of non-collateralized asset sales.

If these actions are successful, we believe our cost structure and liquidity will be better positioned for the long term and we believe that our sources of liquidity and our cash provided by operations will be sufficient to fund our capital expenditures, satisfy our obligations, and remain in compliance with our existing debt covenants for at least the next 12 months. However, there is no assurance that we can complete all of these actions or that these actions, if completed, will result in the cost savings or liquidity enhancements that we expect. If that is the case, then we will need to identify additional liquidity enhancements, which may include selling assets or seeking additional sources of capital. There can be no assurance that any such additional liquidity enhancements will be available, or if available, that they will be on terms acceptable to us or our stakeholders.

In addition, Alpine is closely monitoring its forthcoming debt covenant compliance obligation that commences in the fiscal quarter ending March 31, 2027. While there can be no assurance, Alpine believes that it will be able to meet, modify, or further defer this debt covenant. See “Note 4. Debt” in the notes to our unaudited condensed consolidated financial statements for more information about this forthcoming debt covenant.

Cash Flows

Cash flows provided by (used in) each type of activity were as follows:

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$140.0	$290.8
Investing activities	(128.0)	(351.8)
Financing activities	31.2	61.2
Net change in cash, cash equivalents, and restricted cash	$43.2	$0.2

Operating Activities. Net cash provided by operating activities was $140.0 million and $290.8 million for the nine months ended September 30, 2025 and 2024, respectively. Cash flows from operating activities consist of net income or loss adjusted for non-cash items and changes in net working capital. Net income or loss adjusted for non-cash items for the nine months ended September 30, 2025 resulted in a cash increase of $124.5 million compared with a cash increase of $255.6 million in the same period of 2024. This change was primarily due to lower earnings in 2025. Changes in net working capital for the nine months ended September 30, 2025 resulted in a cash increase of $15.5 million compared with a cash increase of $35.2 million in the same period in 2024.

Investing Activities. Net cash used in investing activities was $128.0 million and $351.8 million for the nine months ended September 30, 2025 and 2024, respectively. This change was primarily due to decreased capital expenditures in 2025 and our acquisitions in 2024.

Financing Activities. Net cash provided by financing activities was $31.2 million for the nine months ended September 30, 2025, compared with cash provided by financing activities of $61.2 million for the same period in 2024. This change was primarily due to increased borrowings to fund our acquisitions in 2024.

Cash Requirements

Our material cash requirements have consisted of, and we anticipate will continue to consist of the following:

•
debt service obligations, including interest and principal;
•
capital expenditures;
•
purchase commitments;

•
tax receivable agreement payments, and
•
acquisitions of strategic businesses.

Debt Service Obligations

As of September 30, 2025 we have $1,094.0 million in aggregate principal amount of long-term debt outstanding, with $158.6 million coming due over the next twelve months. For additional information about our long-term debt, see "Note 4. Debt" in the notes to our unaudited condensed consolidated financial statements and Item 8 "Financial Statements and Supplementary Data" in our Annual Report.

Both the 2029 Senior Notes and the ABL Credit Facility contain certain customary representations and warranties and affirmative and negative covenants. As of September 30, 2025, we were in compliance with these covenants and expect to be compliant for at least the next twelve months due to the liquidity measures disclosed above.

As a result of the amendment of the Alpine 2023 Term Loan described in “Note 4. Debt,” the Alpine 2023 Term Loan contains a covenant commencing with the fiscal quarter ending March 31, 2027, requiring Alpine not to exceed a maximum Total Net Leverage Ratio (as defined in the Alpine Term Loan Credit Agreement) of 2.00 to 1.00. This ratio is generally the consolidated total debt of Alpine divided by Alpine's adjusted EBITDA. Alpine is closely monitoring its forthcoming compliance obligations with this covenant. While there can be no assurance, Alpine believes that it will be able to meet, modify, or further defer this debt covenant.

Capital Expenditures

The nature of our capital expenditures consists of a base level of investment required to support our current operations and amounts related to growth and company initiatives.

During the nine months ended September 30, 2025 our capital expenditures were $133.3 million, consisting of maintenance capital expenditures for our hydraulic fracturing fleet, upgrades to legacy pumps, expenditures to maintain efficient operations at our sand mines, and investments in next generation technology.

For the full year of 2025, we estimate capital expenditures will range from $115 million to $135 million in maintenance related expenditures and an additional $45 million to $55 million for growth initiatives. Growth initiatives in 2025 relate to upgrades to our hydraulic fracturing fleet, investments in next generation technology and sand mine improvements.

We continually evaluate our capital expenditures and the amount that we ultimately spend will depend on a number of factors, including our liquidity position, customer demand for fleets, and expected industry activity levels. If the actions designed to improve our liquidity described above are ineffective, we may reduce capital expenditures.

Purchase Commitments

As of September 30, 2025, we had purchase commitments of $30.9 million in 2025 for hydraulic fracturing equipment components.

Tax Receivable Agreement

As of September 30, 2025 we have $86.4 million of estimated tax receivable agreement obligations, with an estimated $3.4 million coming due over the next twelve months. This obligation will generally be paid under the tax receivable agreement as the Company realizes actual cash tax savings from the tax benefits covered by the tax receivable agreement in future tax years. We do not expect a significant increase in the estimate of this liability in future periods. For additional information about our tax receivable agreement, please see Item 8 "Financial Statements and Supplementary Data" in our Annual Report.

Acquisitions of Strategic Businesses

Our growth strategy includes potential acquisitions and other strategic transactions. This strategy would need to be suspended if the actions described above to improve our liquidity are ineffective. From time to time we enter into non-binding letters of intent as well as binding agreements to make investments or acquisitions. These arrangements may provide for purchase consideration including cash, notes payable by us, equity or some combination, the use of which could impact our liquidity needs. These letters of intent typically are subject to the completion of satisfactory due diligence, the negotiation and resolution of significant business and legal issues, the negotiation, documentation and completion of mutually satisfactory definitive agreements among the parties, the consent of our lenders, our ability to finance any cash payment at closing, and approval of our board of directors. Any binding agreements we may enter typically include customary closing conditions. We cannot guarantee that any such actual or potential transaction will be completed on acceptable terms, if at all.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2025, we held no derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. We are subject to interest rate risk on our variable-rate debt. A 1% increase in interest rates on our variable-rate debt as of September 30, 2025, would increase the annual interest payments for this debt by approximately $10.4 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Executive Chairman (our principal executive officer) and our Chief Financial Officer (our principal financial officer), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Executive Chairman and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Executive Chairman and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

Please refer to the information in "Note 10. Commitments and Contingencies" included in the notes to unaudited condensed consolidated financial statements contained herein.

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

ITEM 5. OTHER INFORMATION

Securities Trading Plans

During the three months ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

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

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 10, 2025.

ProFrac Holding Corp.

By:	/s/ Matthew D. Wilks
Name: Matthew D. Wilks
Title: Executive Chairman and Director (Principal Executive Officer)

By:	/s/ Austin Harbour
Austin Harbour
Title: Chief Financial Officer (Principal Financial Officer)