Form 10-K
period 2025-12-31
ProFrac Holding Corp.
filed 2026-03-13
CIK 1881487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (254) 776-3722

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	ACDC	The Nasdaq Global Select Market Nasdaq Texas, LLC

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

The aggregate market value of the registrant’s Class A common stock, $0.01 par value per share, held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $116,271,456 based on the closing price of $7.76 per share of the Class A common stock, as reported on The Nasdaq Global Select Market on that date.

As of March 3, 2026, the registrant had 180,920,753 shares of Class A common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2026 Annual Meeting of Stockholders, which will be filed with the U.S. Securities and Exchange Commission within 120 days after December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
the political and economic environment in oil and natural gas producing regions is uncertain and subject to instability from civil disorder, terrorism, war, armed conflict, and other geopolitical tensions;
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
•
We have and are continuing to undertake initiatives to improve our liquidity. These initiatives may not be as successful as expected and our business may deteriorate further.
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

Overview and Strategy

ProFrac Holding Corp. is a technology-focused, vertically integrated, innovation-driven energy services holding company providing hydraulic fracturing, proppant production, other completion services and other complementary products and services including distributed power generation to leading upstream oil and natural gas companies engaged in the exploration and production ("E&P") of North American unconventional oil and natural gas resources throughout the United States. Founded in 2016, ProFrac was built to be the go-to service provider for E&P companies' most demanding hydraulic fracturing needs. ProFrac Corp. operates in four business segments: Stimulation Services, Proppant Production, Manufacturing, and Flotek Industries, Inc., (“Flotek”).

We employ a differentiated business model, focused on vertical integration, technological innovation and actively acquiring assets and businesses that expand our capabilities. In combination with our technical expertise, our ability to design and manufacture equipment and produce proppant positions us to custom tailor our products and services to meet the needs of our customers.

We believe our combined technical and operational capabilities integrated across our four segments uniquely position us to capitalize on the demand for well stimulation services to support the ongoing development of American oil and gas reserves.

Our operations are focused on the most active unconventional regions in the United States, where we have cultivated deep and longstanding customer relationships with some of those regions’ leading E&P companies. We believe we are among the largest well stimulation services providers in the United States, with 22 active fleets as of December 31, 2025. We operate throughout nearly all major unconventional oil and gas basins in the United States and our scale and geographical footprint provide us with both operating leverage as well as exposure to a diversified customer and commodity mix.

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

Operating Segments

Stimulation Services Segment

ProFrac is one of the largest providers of well stimulation services in the United States. As of December 31, 2025, we had 22 active fleets. Of our active fleets 16 are Tier IV fleets (all of which are dual fuel or DGB equipment), two are Tier II (none of which are dual fuel equipment) and four are electric fleets. Currently, our operations are focused on the Permian, Eagle Ford, Haynesville, Appalachia, the Bakken and the Rockies. With our broad operating footprint, we are able to serve a diversified base of E&P customers that are developing both oil and natural gas reserves.

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

Proppant Segment

We are among the largest producers of in-basin frac sand in the United States, with approximately 21.5 million tons of annual nameplate capacity across eight frac sand mines (including our idled Merryville Sand Mine) in the Haynesville, the Permian and the Eagle Ford. Our primary objective is to be the most reliable, cost-effective supplier of in-basin frac sand while maximizing value to our stakeholders through the generation of strong cash flow. We believe that our scale, our proximity to our customers’ operations in key markets and our commercial approach differentiates us from our competitors and positions us to meet our primary objective.

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

Competitors to our Proppant Production segment include Atlas Energy Solutions Inc., Badger Mining Corporation, Iron Oak Energy Solutions, Freedom Proppant, Signal Peak Silica, U.S. Silica Inc., Vista Minerals and Capital Sand Company, among others.

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

Competitors to our Manufacturing segment include Caterpillar, Inc., Gardner Denver, and EnQuest Energy Solutions, among others.

Flotek Segment

Flotek is a leading chemistry and data technology company focused on servicing the E&P industry. Flotek creates unique solutions to reduce the environmental impact of energy on air, water, land and people. As a technology-driven, specialty green chemistry and data company, Flotek helps customers across industrial and commercial markets improve their environmental performance. Flotek serves specialty chemistry needs for both domestic and international energy markets. Flotek’s Chemistry Technologies segment designs, develops, manufactures, packages and distributes green, specialty chemicals that help customers improve their return on invested capital, lower operational costs and realize tangible environmental benefits aimed at enhancing the profitability of hydrocarbon producers. Flotek’s Data Analytics segment aims to enable users to maximize the value of their hydrocarbon associated processes by providing analytics associated with their hydrocarbon streams in seconds rather than minutes or days. The real-time access to information prevents waste, reduces reprocessing and allows users to pursue automation of their hydrocarbon streams to increase their profitability.

Competitors of Flotek include various small and large companies that provide chemical and data analysis products and services for domestic and international energy markets.

Other Business Activities

The Company’s other business activities include Livewire Power, LLC (“Livewire”), which began operations in October 2024. Livewire enables onsite power generation services for oilfield and non-oilfield customers that require off-grid power solutions. Livewire’s power generation equipment is comprised of owned and leased natural gas reciprocating engines and turbine assets.

Competitors include Life Cycle Power, Voltagrid LLC, Solaris Energy Infrastructure, Inc., Liberty Energy Inc. and Gensystems Power Solutions, among others.

2025 Significant Events

Sale-Leaseback Transaction

In April 2025, we sold certain gas conditioning equipment to Flotek for total consideration of $107.5 million. We now lease these assets back from Flotek through April 2031. Part of the $107.5 million consideration was a $40.0 million intercompany note payable from Flotek to us (“Flotek PWRtek Note”). In November 2025, we assigned the Flotek PWRtek Note receivable to PC Energy Credit I, LLC, a related party to the Company controlled by the Wilks Parties, in exchange for cash consideration of $40.4 million.

EKU Disposition

In June 2025, we disposed of our interest in EKU Power Drives GmbH and its wholly-owned subsidiary EKU Power Drives, Inc., previously in our Manufacturing Segment.

Amendment to Alpine Term Loan Credit Agreement

In June and December 2025, we amended the senior secured term loan credit agreement (the “Alpine Term Loan Credit Agreement”) between our Alpine subsidiary and CLMG Corp., as administrative agent and collateral agent, and the several lenders thereto. Under the terms of the June 2025 amendment, the amortization payments required to be made on June 30, 2025, September 30, 2025 and December 31, 2025 were reduced from $15.0 million to $5.0 million and we will pay an exit fee of $3.4 million when the term loan is repaid. Under the terms of the December 2025 amendment, the amortization payments required to be made on March 31, 2026 and June 30, 2026 were reduced from $15.0 million to $7.5 million. Additionally, the Alpine 2023 Term Loan Credit Agreement contained a covenant commencing with the fiscal quarter ending March 31, 2026, requiring Alpine not to exceed a maximum Total Net Leverage Ratio (as defined in the Alpine Term Loan Credit Agreement) of 2.00 to 1.00. This covenant was amended to commence testing compliance with the Total Net Leverage Ratio with the fiscal quarter ending on March 31, 2028.

Issuance of Additional Senior Secured Notes

In June 2025, we entered into a purchase agreement with Beal Bank USA and Wilks Brothers, LLC, pursuant to which we agreed to issue and sell $60.0 million in additional senior secured floating rate notes due 2029 (“2029 Senior Notes”) in a private placement. An aggregate of $20.0 million of new notes was purchased by Wilks Brothers, LLC on June 30, 2025, and an aggregate of $40.0 million of new notes was purchased by Wilks Brothers, LLC and Beal Bank USA on December 15, 2025. The net proceeds from these transactions were used to fund capital expenditures and support ongoing operations and working capital requirements.

Equity Offering

In August 2025, we completed an underwritten public offering of 18,750,000 shares of our Class A common stock. The underwriters subsequently partially exercised their 30-day overallotment option to purchase an additional 1,840,998 shares, which closed on August 27, 2025. The net proceeds from the offering, after underwriting fees and commissions, were approximately $79.0 million and used primarily to repay borrowings under our asset-based revolving credit facility and for general corporate purposes, including working capital.

2024 Significant Events

Acquisition of Basin Production and Completion LLC

In April 2024, we acquired all of the remaining equity interests of Basin Production and Completion LLC (“BPC”). BPC is the parent company of FHE USA LLC, which manufactures equipment used in the hydraulic fracturing industry. The total purchase consideration was $39.8 million, consisting of cash consideration of $14.9 million and our pre-existing investment of $24.9 million.

Acquisition of Advanced Stimulation Technologies, Inc.

In June 2024, we acquired 100% of the issued and outstanding capital stock of Advanced Stimulation Technologies, Inc. (“AST”), a pressure pumping services provider serving the Permian Basin, for total purchase consideration of $173.4 million in cash.

Acquisition of NRG Manufacturing, Inc.

In June 2024, we acquired 100% of the issued and outstanding common stock of NRG Manufacturing, Inc., which manufactures equipment used in the hydraulic fracturing industry, and its affiliate, AMI US Holdings, Inc., which develops commercial software used in hydraulic fracturing industry (collectively, “NRG”), for total purchase consideration of $6.0 million in cash.

Sale-Leaseback Transaction

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

2023 Significant Events

Acquisition of Producers Service Holdings LLC

On January 3, 2023, we acquired 100% of the issued and outstanding membership interest of Producers Service Holdings LLC (“Producers”), a Delaware limited liability company, an employee-owned pressure pumping services provider serving Appalachia and the Mid-Continent, for approximately $36.5 million of total transaction value, of which approximately half was payable in shares of ProFrac’s Class A common stock, par value $0.01 per share (the “Class A Common Stock”), with the remainder consisting of cash and debt assumption. A portion of the cash consideration was subject to certain customary post-closing adjustments. Through this transaction, we added three fleets, of which two are currently active, totaling 200,000 HHP as well as a 50,000 square foot manufacturing facility located near Zanesville, OH, through which we plan to expand our manufacturing footprint to support Northeast operations.

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

Pursuant to redemption notices delivered in accordance with the LLC Agreement, all of the eligible holders of ProFrac LLC Units (the “Redeeming Members”) exercised their Redemption Right with respect to all of their ProFrac LLC Units, representing an aggregate of 104,195,938 ProFrac LLC Units (collectively, the “Redeemed Units”), together with the surrender and delivery of the same number of shares of Class B Common Stock (the “Redemption”). The Redeeming

Members included entities owned by or affiliated with ProFrac’s controlling stockholders, Dan Wilks and Farris Wilks, as well as Matt Wilks, ProFrac’s Executive Chairman, an entity affiliated with Ladd Wilks, ProFrac’s Chief Executive Officer, and Coy Randle, a former member of the ProFrac board of directors.

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

Issuance and Sale of Newly Designated Series A Redeemable Convertible Preferred Stock

On September 29, 2023, ProFrac entered into a purchase agreement (“Series A Purchase Agreement”) with THRC Holdings, LP, a Texas limited partnership (“THRC Holdings”) and FARJO Holdings, LP, a Texas limited partnership (“FARJO Holdings” and, together with THRC Holdings, the “Series A Investors”), pursuant to which ProFrac agreed to issue and sell shares of its new series of preferred stock, designated as Series A Redeemable Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), in a private placement transaction (“Private Placement”). At the closing of the Private Placement on September 29, 2023, ProFrac issued and sold to the Series A Investors 50,000 shares of the Series A Preferred Stock at a purchase price of $1,000.00 per share. The gross proceeds to the Company from the sale of the Series A Preferred Stock were $50.0 million. The shares of Series A Preferred Stock are convertible into shares of Class A Common Stock. Holders of the Series A Preferred Stock are entitled to cumulative paid-in-kind dividends at a rate per share equal to eight percent per annum. Such dividends shall compound and be payable quarterly in arrears. The foregoing description of the Series A Preferred Stock does not purport to be complete and is qualified in its entirety by reference to the Series A Certificate of Designation, a copy of which is filed as Exhibit 3.3 to this Annual Report, and is incorporated by reference herein.

Flying A Pump Services, LLC Agreement

In June 2023, ProFrac arranged to sell certain surplus equipment and inventory components and to assign certain pre-orders for equipment to Flying A Pump Services, LLC (“Flying A”), at prices which are consistent with fair market value, for a total consideration of $36.3 million. ProFrac received the proceeds from this transaction in June 2023. Subsequent to June 30, 2023, Flying A requested changes to the mix of the assets being sold to it by the Company without altering the total consideration, and the Company and Flying A agreed to add to the transaction agreement a most favored nation clause on pricing and a condition to closing that the Company’s Audit Committee approve the final mix of assets to be transferred to Flying A. We delivered $28.9 million of these components to Flying A in 2023. In January 2024, we agreed to sell $8.4 million of additional equipment to Flying A under similar terms. We received the proceeds from this additional transaction in January 2024. We delivered $12.6 million and $2.4 million of product to Flying A in 2024 and 2025 respectively. We expect to deliver the remaining $0.8 million of product to Flying A in 2026.

Debt Refinancing

In December 2023, we completed the refinancing of our existing senior secured term loan and other debt with two new financings totaling $885 million, which will both mature in 2029. As a result of these transactions, we extended our significant debt maturities to 2029. For more information, see “Note 7. Debt” in the notes to our consolidated financial statements.

Customers

Our customers consist primarily of E&P companies in the continental United States. For the years ended December 31, 2025, December 31, 2024, and December 31, 2023 no individual customer represented more than 10% of our consolidated revenues. The loss of any of our largest customers could have a material adverse effect on our results of operations.

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

As of December 31, 2025, we employed 2,280 people, none of whom are represented by labor unions or subject to collective bargaining agreements.

Health and Safety. The health, safety, and well-being of our employees is of utmost importance to us. We have a proven track record in safety performance with a Total Reportable Incident Rate of 0.35 for the year ended December 31, 2025, including our manufacturing division.

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

Intellectual Property

We have been granted over 187 patents worldwide, which begin to expire in late 2032. We have over 105 additional patent applications pending worldwide. Many of these patents were filed in an effort to protect USWS electric fleet technology from being duplicated by competitors. We also use proprietary technology to support our preventative maintenance program and prolong equipment useful life. Although in the aggregate, our trademarks and patents are important to us, we do not regard any single trademark, patent, or group of related trademarks or patents as critical or essential to our business as a whole. For information regarding litigation involving our intellectual property portfolio, see “Note 14. Commitments and Contingencies” in the notes to our consolidated financial statements.

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

Environmental and Occupational Health and Safety Regulations

Our operations are subject to stringent laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection, compliance, and occupational health and safety. Numerous federal, state, and local governmental agencies issue regulations that often require difficult and costly compliance measures that could carry substantial administrative, civil, and criminal penalties for non-compliance and may result in injunctive action. In certain circumstances, states have the option of adopting more stringent environmental standards and regulations than are implemented on the federal level. These laws and regulations may, for example, restrict the types, quantities and concentrations of various substances that can be stored, transported, disposed or released into the environment; limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands, ecologically or seismically sensitive areas and other protected areas; or require action to prevent, control, or remediate pollution from current or former operations. Also, these laws and regulations often require permits, authorizations, or licenses that impose operational restrictions and reporting obligations. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products into the environment. Changes in environmental, health and safety (“EHS”) laws and regulations occur frequently, and any changes that result in more stringent and costly requirements could materially adversely affect our operations and financial position. However, a number of changes to regulations under the Trump administration has made environmental compliance more lenient. Specifically in February of 2026, the U.S. Environmental Protection Agency (“EPA”) issued a final rule eliminating the 2009 greenhouse gas (“GHG”) endangerment finding which will immediately impact vehicle regulations, but could have a ripple effect on any GHG compliance activities. Similarly, in January of 2026, the Trump administration formally withdrew from the Paris Agreement. As one more example, in November of 2025, the EPA finalized a rule to delay a requirement that oil and gas operators reduce methane pollution. It is likely that further deregulation will occur under the Trump administration. We have not experienced any material adverse effect from compliance with current EHS requirements; however, we cannot guarantee this will always be the case.

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

Administrative, civil and criminal penalties can be imposed for failure to comply with waste handling requirements. Moreover, the EPA or state or local governments may adopt more stringent requirements for the handling of non-hazardous wastes or re-categorize some non-hazardous wastes as “special waste” or hazardous wastes in the future. Indeed, legislation has been proposed from time to time in the U.S. Congress to re-categorize certain oil and natural gas exploration, development and production wastes as hazardous wastes. Several environmental organizations have also at times petitioned the EPA to modify existing regulations to re-categorize certain oil and natural gas exploration, development and production wastes as hazardous. Any such changes in these laws and regulations could have a material adverse effect on our capital expenditures and operating expenses. Although we do not believe the current costs of managing our wastes, as presently classified, to be significant, any legislative or regulatory reclassification of oil and natural gas E&P wastes could increase our costs to manage and dispose of such wastes.

Remediation of Hazardous Substances. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and analogous state laws generally impose liability without regard to fault or legality of the original conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons can include the current owner (or lessee) or operator of a contaminated facility, a former owner (or lessee) or operator of the facility at the time of contamination, and those persons that disposed or arranged for the disposal of the hazardous substance at the facility. Liability for the costs of removing or remediating previously disposed wastes or contamination, damages to natural resources, and the costs of conducting certain health studies, among other things, is strict and joint and several. In the course of our operations, we use materials that, if released, could be subject to regulation under CERCLA and comparable state laws. Therefore, governmental agencies or third parties may seek to hold us responsible under CERCLA and comparable state statutes for all or part of the costs to clean up sites at which such substances have been released. Such liability could require us to engage in expensive litigation to defend the claims, and to allocate our proportionate share of liability, if any. Further, we may need to make significant expenditures to investigate and remediate such contamination under such laws, which could have a material adverse effect on our results of operations, competitive position or financial condition.

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

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States. For example, in April 2024, the U.S. Bureau of Land Management (“BLM”) finalized a rule intended to reduce natural gas waste from venting, flaring and leaks during oil and gas production activities on federal and Indian leases. Certain states have challenged the rule in federal court, and the timing, scope, and manner of its implementation remains uncertain. For more information, see our regulatory disclosure below titled “Regulation of Hydraulic Fracturing and Related Activities.” As a result, we cannot predict the full impact of these developments, including the possibility of additional regulatory restrictions. These regulatory developments could adversely affect our business to the extent they result in decreased demand for our products and services.

We may also be subject to evolving federal, state, and industry regulations and disclosure requirements related to climate change and GHG emissions. The full extent and timing of such requirements are uncertain, and we cannot predict the costs, if any, of compliance or the potential impact on our business. We or our customers could incur increased costs related to the assessment and disclosure of climate-related risks and enhanced climate disclosure requirements could influence stakeholders or lenders to impose more restrictive conditions on investments in carbon intensive sectors.

The adoption and implementation of new or more stringent international, federal or state legislation, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions from the oil and natural gas sector or otherwise restrict the areas in which this sector may produce oil and natural gas or generate the GHG emissions could result in increased costs of compliance or costs of consuming, and thereby reduce demand for oil and natural gas, which could reduce demand for our services. While federal action increasing GHG standards are unlikely under the Trump administration (see discussion of the repeal of the endangerment finding above), international and state governments might seek to fill the void left at the federal level by seeking to regulate GHG. Additionally, political, litigation and financial risks may result in our customers restricting or canceling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing their ability to continue to operate in an economic manner, which also could reduce the demand for our services. One or more of these developments could have a material adverse effect on our business, financial condition and results of operation.

Endangered and Threatened Species. Environmental laws such as the Endangered Species Act (“ESA”) and analogous state laws may impact exploration, development and production activities in areas where we operate. The ESA provides broad protection for species of fish, wildlife and plants that are listed as threatened or endangered. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (“MBTA”) and various state analogs. The U.S. Fish & Wildlife Service (“FWS”) may identify previously unidentified endangered or threatened species or may designate critical habitat and suitable habitat areas that it believes are necessary for survival of a threatened or endangered species. For example, the dunes sagebrush lizard, which is found only in the active and semi-stable shinnery oak dunes of southeastern New Mexico and adjacent portions of Texas (including areas where we and our customers operate), was listed as an endangered species by the FWS on May 20, 2024, although a critical habitat has not yet been designated. FWS has also developed a conservation agreement known as a Candidate Conservation Agreement with Assurances (“CCAA”) that would implement certain protective practices for the species and authorize incidental taking of the species resulting from certain covered activities, including exploration and development of oil and gas fields and excavation and processing of sand. We have joined the CCAA to help mitigate potential impacts on our business in the event that a critical habitat for the dunes sagebrush lizard is designated in the areas in which we operate. To the extent any protections are implemented or increased for certain species or habitat, it could cause us or our customers to incur additional costs or become subject to operating restrictions or operating bans in the affected areas. For more information regarding risks associated with compliance with endangered species laws and regulations, please see our “Risk Factors – Risks Related to Environmental and Regulatory Matters – Additional restrictions on drilling and mining activities intended to protect certain species of wildlife may adversely affect our ability to conduct completion activities or mining operations.”

Regulation of Hydraulic Fracturing and Related Activities. Our hydraulic fracturing operations are a significant component of our business. Hydraulic fracturing is an important and common practice used to stimulate production of hydrocarbons, particularly natural gas, from tight formations, including shales. The process, which involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and natural gas commissions. However, certain federal agencies have increased scrutiny and asserted regulatory authority over certain aspects of hydraulic fracturing. For example, in late 2016, the EPA released a final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain limited circumstances. To date, the EPA has taken no further action in response to the 2016 report. Additionally, hydraulic fracturing is currently generally exempt from federal regulation under the Safe Drinking Water Act Underground Injection Control (the “SDWA UIC”) program. However, legislation to amend the SDWA to repeal this exemption and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, have previously been proposed in Congress. The EPA also previously issued a series of rules under the CAA that establish new emission control requirements for certain oil and natural gas production and natural gas processing operations and associated equipment.

In May 2024, the BLM finalized the Public Lands Rule, which increases royalty rates, rentals, and minimum bids, and interprets conservation as a use of federal land on equal footing with other uses. In September 2025, the U.S. Department of the Interior announced its proposal to rescind the Public Lands Rule. As a result, we cannot predict the final scope of regulations or restrictions that may apply to oil and gas operations on federal lands. Further action could be taken to curtail oil and gas development on federal lands. Any restrictions on new or existing production activities on federal land could adversely impact our customers’ operations and consequently reduce demand for our services. The increase in royalties associated with leasing on federal lands, and any future increases that may occur, may adversely impact exploration and production activities on federal lands and reduce demand for our services. Several states and local jurisdictions in which we or our customers operate also have adopted or are considering adopting regulations that could restrict or prohibit hydraulic fracturing in certain circumstances, impose more stringent operating standards and/or require the disclosure of the composition of hydraulic fracturing fluids.

Federal and state governments have also investigated whether the disposal of produced water into underground injection wells has caused increased seismic activity in certain areas. In response to concerns regarding induced seismicity, regulators in some states, including Oklahoma and Texas, have imposed, or are considering imposing, additional requirements in the permitting of produced water disposal wells or otherwise to assess any relationship between seismicity and the use of such wells. For example, Oklahoma has issued rules for wastewater disposal wells that impose permitting and operating restrictions and reporting requirements on disposal wells in proximity to faults and also, from time to time, has implemented plans directing certain wells where seismic incidents have occurred to restrict or suspend disposal well operations. The Texas Railroad Commission has suspended produced water handling permits and introduced injection volume curtailment within the boundaries of certain seismic response areas.

Increased regulation of hydraulic fracturing and related activities could make it more difficult or costly to perform our fracturing operations. In addition, if hydraulic fracturing is further regulated at the federal or state level, fracturing activities could become subject to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and record keeping obligations, plugging and abandonment requirements, attendant permitting delays, and potential cost increases. Such legislative changes could cause us to incur substantial compliance costs, and compliance or the consequences of any failure to comply could have a material adverse effect on our financial condition and results of operations.

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

Mining Activities. Our sand mining operations are subject to the oversight of the U.S. Mine Safety and Health Administration (“MSHA”), which is administered by the Department of Labor (“DOL”) and is the primary regulatory agency with jurisdiction over the commercial silica industry. In June 2022, the MSHA launched a new enforcement initiative to better protect miners in the United States from health hazards resulting from repeated overexposure to respirable crystalline silica. MSHA also administers and enforces the provisions of the Federal Mine Safety and Health Act of 1977, as amended by the Mine Improvement and New Emergency Response Act of 2006, which imposes stringent health and safety standards on numerous aspects of our operations inclusive of mineral extraction and processing operations, transportation and transloading of silica and delivery of silica sand to well sites. These standards include, among others, the training of personnel, operating procedures, operating and safety equipment, and other matters. As part of MSHA’s oversight, its representatives must perform at least two unannounced inspections annually for each surface mining facility in its jurisdiction. In April 2024, the DOL issued a final rule amending its existing standards and setting a permissible exposure limit of respirable crystalline silica and including other requirements to protect miner health, such as exposure sampling, corrective actions to be taken when miner exposure exceeds the permissible exposure limit, and medical surveillance for miners.

Environmental Reviews. If permits or other authorizations from the federal government are required, our future operations may be subject to broad environmental review under the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies to evaluate the environmental impact of all “major federal actions” significantly affecting the quality of the human environment. The granting of a federal permit for a major development project, such as a proppant production operations, may be considered a “major federal action” that requires review under NEPA. As part of this evaluation, the federal agency considers a broad array of environmental impacts, including, among other things, impacts on air quality, water quality, wildlife (including threatened and endangered species), historic and archeological resources, geology, socioeconomics and aesthetics. NEPA also requires the consideration of alternatives to the project. The NEPA review process, especially the preparation of a full environmental impact statement, can be time consuming and expensive. The purpose of the NEPA review process is to inform federal agencies’ decision-making on whether federal approval should be granted for a project and to provide the public with an opportunity to comment on the environmental impacts of a proposed project. Though NEPA requires only that an environmental evaluation be conducted and does not mandate a particular result, a federal agency could decide to deny a permit or impose certain conditions on its approval, based on its environmental review under NEPA, or a third party could challenge the adequacy of a NEPA review and thereby delay the issuance of a federal permit or approval, which could have an adverse effect on our business.

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
•
our Corporate Governance Guidelines; and
•
the charters of our Audit and Compensation Committees.

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
•
the social, political and economic conditions in oil and natural gas producing countries and regions, including developments related to the ongoing wars between Russia and Ukraine and conflicts in the Middle East, as well as the instability in Venezuela;
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

The majority of our revenue is generated from the provision of hydraulic fracturing services to a discrete number of recurring customers. During the fiscal years ended on December 31, 2025, 2024 and 2023, our top ten customers represented 45%, 37% and 41% of our consolidated revenues, respectively.

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

We currently hold, and will seek, numerous environmental, mining and other permits from governmental authorities, as well as water rights and approvals authorizing our frac sand operations. For our extraction and processing, the permitting process is governed by federal, state, and local laws and regulations. For example, on the federal level, a Mine Identification Request (MSHA Form 7000-51) must be filed and obtained before mining commences. If wetlands are implicated, a wetlands permit may be required from the Corps. At the federal and state level, a series of permits and approvals are required related to air quality, wetlands, water quality (wastewater and stormwater), grading permits, threatened and endangered species, archaeological assessments and high capacity wells in addition to others depending upon site-specific factors and operational detail. At the local level, mining, zoning, building, stormwater, erosion control, road usage and access, among other matters, may be regulated and require permitting or approval from local governmental authorities. For example, Aggregate Production Operations permits are required for our Texas production facilities and similar permits may be required for our facilities in other states. A decision by a governmental agency or other third party to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to commence or continue related operations.

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

Our operations are exposed to the risks inherent to our industry, such as equipment defects, vehicle accidents, fires, explosions, blowouts, surface cratering, uncontrollable flows of gas or well fluids, pipe or pipeline failures, abnormally pressured formations and various environmental hazards, such as oil spills and releases of, and exposure to, hazardous substances (including fracturing fluids and chemical additives). In addition, our operations are exposed to potential natural disasters, such as blizzards, tornadoes, storms, floods, other adverse weather conditions and earthquakes. The occurrence of any of these events could result in substantial losses to us due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigations and penalties or other damage resulting in curtailment or suspension of our operations. The cost of managing such risks may be significant. The frequency and severity of such incidents will affect operating costs, insurability and relationships with customers, employees and regulators.

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

A significant portion of our frac sand mining operations are currently conducted in whole or in part by contractors, including services from related parties. Contractors provide us mining, wet and dry loading and hauling services at our Kermit, Lamesa, Monahans, San Antonio, and Merryville (when not idled) Sand Mines, and provide us certain related equipment. Wilks Earthworks, LLC (“Earthworks”), an affiliate of the Wilks Parties, provides us those services at our Kermit, Lamesa and San Antonio Sand Mines pursuant to a Master Services Agreement dated effective as of December 1, 2022. The initial term of the agreement expired on December 1, 2024, but it renews automatically for successive one-year terms unless earlier terminated. As a result of these arrangements, our operations are subject to a number of risks, some of which are outside our control and may negatively affect our operations and financial results, including:

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
•
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

As our customers have become more focused on the reductions of their emissions footprint, we have introduced products and services (such as our electric-powered hydraulic fracturing fleets) to meet their needs. As of December 31, 2025, approximately 70% of our pumps rely on electric frac or natural gas burning engine technology (which we consider to be currently the most environmentally friendly available technologies used in our industry). In addition to being less attractive to customers, the legacy portion of our fleet is less efficient, and often requires additional maintenance and capital expenditures to be kept in good operating condition and may, therefore, be subject to longer or more frequent periods of unavailability.

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

Since the beginning of 2022, we have aggressively pursued our growth and vertical integration strategies through a series of acquisitions, investments and procurement arrangements that increased our total assets from $664.6 million at December 31, 2021, to $2.6 billion at the end of fiscal year 2025.

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

As of December 31, 2025, we had outstanding principal indebtedness of $1,048.1 million. See “Note 7. Debt” in the notes to our consolidated financial statements for more details on our debt including the portion of our outstanding principal that matures in the year ending December 31, 2026. Our existing and future indebtedness and limited access to liquidity may adversely affect our operations and limit our growth, and we may have difficulty making debt service payments on such indebtedness as payments become due. Our level of indebtedness may affect our operations in several ways, including:

•
increasing our vulnerability to general adverse economic and industry conditions including reduced or volatile customer activity;
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

We have and are continuing to undertake initiatives to improve our liquidity. These initiatives may not be as successful as expected and our business may deteriorate further.

Our level of indebtedness and lack of liquidity has adversely affected our financial flexibility and competitive position and made us more vulnerable to adverse economic conditions. We have executed initiatives to optimize our cost structure with a focus on operational efficiency, including reducing our direct and indirect labor costs, reducing our selling, general and administrative expenses by reducing headcount and eliminating certain non-labor related costs, and reducing other operating expenses and capital expenditures. We have also extended the maturity date of our credit agreement by six months to allow time for a full refinancing on more favorable terms, although we may not be able to refinance the credit agreement on favorable terms or at all, in which case it would mature in September 2027.

We may be unable to successfully complete these initiatives or these initiatives, if completed, may not result in the cost savings or liquidity enhancements that we anticipate. Further, our business outlook may continue to deteriorate if our customers continue to reduce activity levels as a result of a depressed commodity price environment or otherwise, and our results of operations and operating cash flows may correspondingly further decline. As a result, we may need to take other actions to improve our liquidity, which may include selling assets or seeking additional sources of capital. We may not be successful in these efforts, and additional capital may not be available, or if available, may not be on terms acceptable to us.

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
•
enter into transactions with affiliates, including financings, or amend material agreements;
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

If we violate any of the restrictions, covenants, ratios or tests in our credit agreements, a significant portion of our indebtedness may become immediately due and payable. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. Any subsequent replacement or amendment of our debt agreements or any new indebtedness could have similar or greater restrictions.

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

Our business may not be able to generate sufficient cash flows from operations and collect our receivables, and there is no assurance that our future cash flows from operations will be sufficient to enable us to make payments due on our current or future indebtedness and to fund our other liquidity needs. If this is the case, we will need to refinance all or a portion of our indebtedness on or before maturity, and we cannot assure that we will be able to refinance any of our indebtedness in a timely manner, on commercially reasonable terms, or at all. We may need to implement one or more alternatives, such as reducing or delaying planned business activities, expenses and capital expenditures, selling assets, restructuring debt, or obtaining additional equity or debt financing. While in the past, we have received financing support from certain of our secured lenders and from affiliates that have allowed for relief of covenants, refinancings and access to capital, such sources are under no obligation to provide new support in the future. These financing strategies may not be executed on satisfactory terms, if at all or on terms that would be advantageous to our stockholders. Our efforts to upsize our current facilities, refinance our indebtedness or obtain additional financing, and to do so on commercially reasonable terms, will depend on, among other things, our financial condition at the time, restrictions in agreements governing our indebtedness, and other factors, including the condition of the financial markets and the markets in which we will compete.

If we are unsuccessful in these efforts, it will have a material adverse effect on our business and financial position and we may choose to pursue a filing under Chapter 11 under the U.S. Bankruptcy Code. Seeking bankruptcy court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. While a bankruptcy proceeding continues, our senior management would spend substantial time and effort on the reorganization instead of business operations. Bankruptcy court protection also could make it more difficult to retain management and other key personnel necessary to the success and operation of our business. In addition, while we are involved in a bankruptcy proceeding, our customers might lose confidence in our ability to reorganize our business successfully and seek to establish alternative commercial relationships. Because our indebtedness is senior to our common shares in our capital structure, a bankruptcy proceeding could result in a limited recovery, if any, for our shareholders, and would place our shareholders at significant risk of losing all of their investment in our common shares.

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

We and our customers are subject to a variety of federal, state and local environmental laws and regulations affecting the hydraulic fracturing and mining and mineral processing industry, including, among others, those relating to employee health and safety, environmental permitting and licensing, plant and wildlife protection, wetlands protection, air and water emissions, greenhouse gas emissions, water pollution, waste management, including the transportation and disposal of waste and other materials, remediation of soil and groundwater contamination, land use, reclamation and restoration of properties, hazardous materials and natural resources. These laws and regulations have imposed, and will continue to impose, numerous obligations on our operations and the operations of our customers, including the acquisition of permits or other approvals to conduct regulated activities, the imposition of restrictions on the types, quantities and concentrations of various substances that may be released into the environment, the incurrence of capital expenditures to mitigate or prevent releases of hazardous materials from our equipment and facilities, and the application of specific health and safety criteria addressing worker protection. Some environmental laws impose substantial penalties for noncompliance, and others, such as CERCLA, impose strict, retroactive and joint and several liability for the remediation of releases of hazardous substances. Liability may be imposed as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior owners or operators or other third parties without regard to fault or the legality of the conduct at the time. Governmental agencies, citizen organizations, neighboring landowners and other third parties may file claims against us for personal injury or property damage allegedly caused by the release of pollutants into the environment. In addition, any failure by us to comply with applicable laws and regulations may cause governmental authorities to take actions that could adversely impact our operations and financial condition, including:

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

Climate change continues to attract considerable public and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of carbon dioxide, methane and other GHGs. These efforts have included significant public investment in zero-carbon energy production and storage, consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs and regulations that directly limit GHG emissions from certain sources. Although, under the current Trump administration, we expect less GHG regulation, the risk of these continued efforts to drive down carbon emissions may result in reduced business opportunities and profitability.

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

Additional restrictions on drilling and mining activities intended to protect certain species of wildlife may adversely affect our ability to conduct completion activities or mining operations.

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

For example, since May 20, 2024, the dunes sagebrush lizard, which is found only in the active and semi-stable shinnery oak dunes of southeastern New Mexico and adjacent portions of Texas (including areas where we and our customers operate), has been listed as endangered under the ESA. In the final rule, FWS determined that designating the dunes sagebrush lizard critical habitat was prudent, but not determinable at the time of issuance, thus triggering a one-year review period for the future designation of critical habitat. Legal challenges have been filed relating to the listing, and we cannot predict what actions, if any, the current Trump administration may take relating to the listing of the dunes sagebrush lizard as endangered. As discussed above, the decision to list the dunes sagebrush lizard as endangered could subject us and our customers to operating restrictions and/or limit areas of our current or future operations in any area that is later designated as a critical habitat. At this time, the effects of such designation on our or our customers’ operations or the operations of our peers are likewise uncertain.

Silica-related health issues and legislation, including compliance with existing or future regulations relating to respirable crystalline silica, or litigation could have an adverse effect on our business, reputation or results of operations.

We are subject to laws and regulations relating to human exposure to crystalline silica. For example, OSHA has implemented rules establishing a more stringent permissible exposure limit for exposure to respirable crystalline silica and provided other provisions to protect employees. These rules require compliance with engineering control obligations to limit exposures to respirable crystalline silica in connection with hydraulic fracturing activities. In June 2022, the DOL’s MSHA launched a new enforcement initiative to better protect U.S. miners from health hazards resulting from repeated overexposure to respirable crystalline silica. MSHA reports that silica dust affects thousands of miners each year and, without adequate protection, miners face risks of serious illnesses, many of which can be fatal. In April 2024, MSHA issued a final rule amending its existing standards and setting a permissible exposure limit of respirable crystalline silica.

As part of the DOL’s program, MSHA will conduct silica dust-related mine inspections and expand silica sampling at mines, while providing mine operators with compliance assistance and best practices to limit miners’ exposure to silica dust.

Specifically, the silica enforcement initiative includes:

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

Over the past few decades, a number of companies that utilize silica in their operations have been named as a defendant, usually among many defendants, in product liability lawsuits brought by or on behalf of current or former employees or customers alleging damages caused by silica exposure. The silica-related litigation brought against us to date, and associated litigation costs, settlements and verdicts, have not resulted in a material liability to us, and we presently maintain insurance policies where available. However, we may continue to have silica exposure claims filed against us in the future, including claims that allege silica exposure for periods or in areas not covered by insurance, and the costs, outcome and impact to us of any pending or future claims is not certain. Any such pending or future claims or inadequacies of our insurance coverage could have a material adverse effect on our business, reputation, financial condition and results of operations.

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

Conflicts of interest could arise between us, on the one hand, and Dan Wilks and Farris Wilks and entities owned by or affiliated with them and certain individuals affiliated with such entities (collectively, the “Wilks Parties”), on the other hand, concerning among other things, business transactions, competitive business activities or business opportunities.

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

The market price of our Class A Common Stock may be volatile, and your investment in our stock could suffer a decline in value.

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

As of December 31, 2025, the Wilks Parties controlled approximately 82.1% of our total voting power. As a result, the Wilks Parties are able to control matters requiring stockholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. This concentration of ownership makes it unlikely that any other holder or group of holders of our Class A Common Stock will be able to affect the way we are managed or the direction of our business. The interests of the Wilks Parties with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders.

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

Our Series A Preferred Stock is convertible into our Class A Common Stock at a conversion ratio that is the quotient of: (i) the liquidation preference as of the date of the conversion and (ii) the then applicable conversion price (which is initially set at $20.00, but may be adjusted from time to time, in accordance with the terms of the Series A Certificate of Designation). It is likely that a larger amount of our Class A Common Stock will be issued the further into the future that our Series A Preferred Stock is converted into our Class A Common Stock. The Series A Preferred Stock is entitled to 8% dividends per annum, paid-in-kind and compounded quarterly on the then outstanding Liquidation Preference (as defined in the Series A Certificate of Designation). See “Note 9. Equity” in the notes to our consolidated financial statements for additional information. We cannot predict when, and how many, shares of our Class A Common Stock shall be issued upon the conversion of the Series A Preferred Stock, or predict or quantify any dilution existing holders of our Class A Common Stock may experience upon such conversion. The conversion of the Series A Preferred Stock into our Class A Common Stock could result in substantial dilution to existing holders of our Class A Common Stock. Holders of our Series A Preferred Stock also have liquidation rights that could affect the residual value of the Class A Common Stock.

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

As of December 31, 2025, we had 180,871,183 shares of our Class A Common Stock outstanding, and approximately 756,173 shares of Class A Common Stock remained available for issuance under our long-term incentive plan. The Wilks Parties owned 148,503,480 shares of our outstanding Class A Common Stock at March 3, 2026. Under the Registration Rights Agreement dated as of May 17, 2022 by and among ProFrac and certain of the Wilks Parties and the Series A Purchase Agreement, the Wilks Parties have registration rights in accordance with which ProFrac must file a registration statement for resale of all the shares of Class A Common Stock and Series A Preferred Stock held by the Wilks Parties. We filed a registration statement, which became effective December 1, 2025, covering all of the Series A Preferred Stock and Class A Common Stock issuable upon conversion of the Series A Preferred Stock. In addition, the price of the Class A Common Stock may decline as a result of the conversion of the outstanding Series A Preferred Stock into Class A Common Stock. All of these shares are subject to the rights of the holders thereof to require ProFrac to file a registration statement for their resale.

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

The term of the Tax Receivable Agreement will continue until all tax benefits that are subject to the Tax Receivable Agreement have been utilized or expired, unless we experience a change of control (as defined in the Tax Receivable Agreement, which includes certain mergers, asset sales, or other forms of business combinations) or the Tax Receivable Agreement otherwise terminates early (at our election or as a result of our breach or the commencement of bankruptcy or similar proceedings by or against us) and ProFrac makes the termination payments specified in the Tax Receivable Agreement in connection with such change of control or other early termination. In the event that the Tax Receivable Agreement is not terminated, the payments under the Tax Receivable Agreement are anticipated to continue for 15 years after the date of the last redemption of the Units, which occurred in April 2023, see “Item 1. Business – 2023 Significant Events - Redemption of ProFrac LLC Units” for additional information.

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

If we experience a change of control (as defined under the Tax Receivable Agreement) or the Tax Receivable Agreement otherwise terminates early, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, or other forms of business combinations or changes of control. For example, if we were to experience a change of control or the Tax Receivable Agreement had otherwise been terminated at December 31, 2025, the estimated termination payments could range up to approximately $86 million. The foregoing amount is an estimate and the actual payment could differ materially. There can be no assurance that we will be able to satisfy our obligations under the Tax Receivable Agreement.

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

As the sole shareholder of FTS International, Inc., which is the sole member of ProFrac LLC, the Issuer indirectly controls and operates ProFrac LLC. On that basis, we believe that the Issuer’s interest in ProFrac LLC is not an “investment security” as that term is used in the 1940 Act. However, if the Issuer were to cease participation in the management of ProFrac LLC, its interest in ProFrac LLC could be deemed to be an “investment security” for purposes of the 1940 Act.

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

Because the Wilks Parties beneficially own more than a majority of the voting power of ProFrac, we are a controlled company under Sarbanes-Oxley and rules of Nasdaq. Additionally, the Wilks Parties are currently, and we expect that they will continue to be, deemed a group for purposes of certain rules and regulations of the SEC as a result of the ProFrac Stockholders’ Agreement. Under the Nasdaq rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain Nasdaq corporate governance requirements, including the requirements that:

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

Developments related to the ongoing wars between Russia and Ukraine, conflicts in the Middle East, economic instability in Venezuela, and the global response thereto, could adversely affect our business, financial condition and results of operations.

The ongoing wars between Russia and Ukraine, conflicts in the Middle East, as well as the potential for disruption to strategic shipping routes such as the Strait of Hormuz, ongoing political and economic instability in Venezuela and other oil-producing regions, and the global response to such hostilities (including sanctions, export controls, and other governmental actions), could disrupt global energy markets, contribute to commodity price volatility, and adversely affect demand for our services.

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

Adverse results of legal proceedings could materially adversely affect us.

We are, and may in the future be, subject to legal proceedings, claims, and controversies that arise out of the ordinary conduct of our business. The outcome of these matters may be difficult to assess or quantify, and there cannot be any assurance that such matters will be resolved in our favor. Irrespective of the merits, litigation and dispute resolution may be both lengthy and disruptive to our operations and may cause significant expenditure and diversion of management attention, or may require settlement payments. We may be faced with monetary damages or injunctive relief against us that could have an adverse impact on our business and results of operations should we fail to prevail in certain matters. For example, we assumed a sand contract in connection with our acquisition of a business and, in early August 2025, we and the acquired subsidiary were named as defendants in a suit alleging breach of contract related to a purported failure to purchase volumes under such contract. It is possible that cases in the future could result in damages that could adversely affect our ability to conduct our business or negatively impact our financial condition or results of operations.

The demand for our services has diversified as the use case for our power generation assets expands to encompass additional potential revenue streams, including the provision of power to companies not engaged in the production of hydrocarbons. In addition, we have historically engaged in, and may in the future pursue, acquisitions. Changing industry dynamics and the integration of acquisitions may have a negative impact on our business if we do not effectively respond to market trends and incorporate acquired businesses.

The demand for power generation from data centers and utilities has expanded the use case for our power generation assets. In addressing these new areas of demand for our services, we may face challenges related to new regulatory regimes (including with respect to the sale of power), an expanded cohort of potential competitors and unforeseen obstacles related to servicing a business line which we have not historically addressed. In addition, we have pursued a number of acquisition opportunities and may continue to do so in the future—both in connection with our historical strategy and in connection with our strategy to expand into new areas of demand for our services. Integrating new assets presents challenges as management’s attention may be diverted as they work to effectively incorporate acquired operations into our business and legacy contracts of acquired entities may have unforeseen impacts on our business.

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

Item 2. Properties

Our Non-Mining Properties

We lease office space for our corporate headquarters located at 333 Shops Boulevard, Suites 102, 201, 202 & 301 and 337 Shops Boulevard, Suite 101 in Willow Park, Texas 76087. We currently own or lease the following additional principal properties:

Location	Size	Leased or owned	Purpose
Alberta, Canada	12,840 sq ft	Leased	Office
Abu Dhabi, UAE	15,715 sq ft	Leased	Manufacturing
Aledo, TX	94,050 sq ft	Leased	Manufacturing
Asherton, TX	48,797 sq ft	Leased	Field Operations
Cibolo, TX	29,140 sq ft	Leased	Manufacturing
Cisco, TX	29,100 sq ft	Leased	Training Facility
Cisco, TX	377,186 sq ft	Owned	Field Operations
Denver, CO	4,347 sq ft	Leased	Sales Office
Eighty Four, PA	41,660 sq ft	Leased	Field Operations
Elk City, OK	42,330 sq ft	Leased	Field Operations
Fort Worth, TX	79,346 sq ft	Leased	Manufacturing
Fort Worth, TX	121,743 sq ft	Leased	Manufacturing
Fort Worth, TX	18,000 sq ft	Leased	Manufacturing
Fort Worth, TX	39,500 sq ft	Leased	Manufacturing
Fort Worth, TX	31,372 sq ft	Leased	Manufacturing
Fruita, CO	124,448 sq ft	Leased	Manufacturing
Houston, TX	23,588 sq ft	Leased	Sales/Corporate Office
Killdeer, ND	12,000 sq ft	Leased	Field Operations
La Vernia, TX	2,000 sq ft	Leased	Field Operations
Longview, TX	36,000 sq ft	Leased	Field Operations
Marietta, OH	20,000 sq ft	Leased	Manufacturing
Midland, TX	4,000 sq ft	Leased	Sales Office
Midland, TX	104,592 sq ft	Leased	Field Operations
Odessa, TX	61,540 sq ft	Leased	Field Operations
Ozona, TX	21,292 sq ft	Leased	Field Operations
Pleasanton, TX	62,950 sq ft	Leased	Field Operations
Smithfield, PA	47,800 sq ft	Leased	Field Operations
Spring, TX	5,670 sq ft	Leased	Manufacturing
Vernal, UT	26,000 sq ft	Leased	Field Operations
Waller, TX	94,424 sq ft	Leased	Manufacturing
West Odessa, TX	21,100 sq ft	Leased	Field Operations
Zanesville, OH	50,045 sq ft	Owned	Manufacturing

Our Mining Properties

As of December 31, 2025, our mining properties included eight sites (Kermit, Lamesa, Monahans, San Antonio, Hat Creek, River Ridge, Sunny Point and Merryville), which span the Permian, Eagle Ford and Haynesville as illustrated in the map that follows. Our Merryville Sand Mine was idled in April 2024 until market conditions improve. As of December 31, 2025, we did not have any individually material mining properties.

River Ridge
Lamesa
Hat Creek
Sunny Point
Kermit
Monahans
Merryville
San Antonio

Summary Overview of Our Mining and Processing Facilities

The following table sets forth certain information about our mining properties required to be included in our mining operations as of December 31, 2025 pursuant to Item 1303(a) of Regulation S-K:

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

All of our mines are operated by our subsidiary, Alpine Silica, LLC. Aggregate annual production of frac sand from our mines for the fiscal years ended on December 31, 2025, 2024 and 2023 was approximately 9.3 million tons, 7.1 million tons and 10.8 million tons, respectively, which includes production data for periods prior to our acquisition of the respective sand mines and is based on information provided by prior operators.

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

Mine	Mine Type	Mining Method	Nameplate Annual Processing Capacity (tons 000)	2025 Production (tons 000)	2024 Production (tons 000)	2023 Production (tons 000)
Kermit	Surface	Excavator/Truck	3,000	1,115	766	927
Lamesa	Surface	Excavator/Truck	2,500	1,165	470	924
Monahans	Surface	Excavator/Truck	3,000	1,529	1,079	1,631
San Antonio	Surface	Excavator/Truck	3,000	1,677	859	1,162
River Ridge	Surface	Dredge	3,200	1,232	1,114	2,019
Hat Creek	Surface	Dredge	2,000	963	1,281	1,548
Sunny Point	Surface	Dredge	3,000	1,645	1,300	1,660
Merryville	Surface	Excavator/Truck	1,800	0	217	910
Total			21,500	9,326	7,086	10,781

* Our Merryville Sand Mine was idled in April 2024 and is anticipated to remain idle until market conditions improve.

Description of Mining and Processing Facilities

The following provides an overview of our mining and processing facilities:

Kermit Sand Mine, Winkler County, TX

We operate a sand mine and processing facility located in Winkler County, Texas, strategically located in the Permian that we refer to as our “Kermit Sand Mine.” The Kermit Sand Mine is a surface sand mine and a production stage property located approximately 14 miles north-northeast of Kermit, Texas and approximately 58 miles west-northwest of the Midland-Odessa, Texas metropolitan area. The Kermit Sand Mine produces 40/200-mesh frac sand, which we primarily process into 40/70-mesh and 70/200-mesh frac sand products. The Kermit Sand Mine sand deposit is loosely consolidated and overlain with a thin layer of overburden; characteristics which are amenable to the use of conventional surface mining techniques. Since the Kermit Sand Mine sand formation does not extend below the water table, the quarry is dry-mined using medium-sized earthmoving equipment. Our Kermit Sand Mine facility features a wet plant (with two 300-tph wash circuits) and dry plant (with two 200-tph drying and sorting circuits) that processes frac sand. Once the frac sand is appropriately processed, it is stored in one of eight storage silos until it is transported by truck to its destination. Additional onsite facilities include a scale house, office, shop, quality laboratory and onsite housing and RV sites for up to 40 employees.

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

The Kermit Sand Mine comprises approximately 1,271 acres of mineral and/or surface rights controlled by us. Mineral rights for the subject property are held by one of our wholly owned indirect subsidiaries through a combination of 641 acres owned in fee, and 630 acres of leased property. The leased property agreement is valid until the year 2052 with a stipulated production start deadline of January 1, 2032, and a royalty rate of 2% of gross sales revenue.

Lamesa Sand Mine, Dawson and Gaines County, TX

We operate a sand mine and processing facility located in Dawson and Gaines Counties, Texas, strategically located in the Permian Basin that we refer to as our “Lamesa Sand Mine.” Our Lamesa Sand Mine is a surface sand mine and a production stage property located approximately 55 miles north of Midland, Texas, 60 miles south of Lubbock, Texas, and 13 miles northwest of Lamesa, Texas. The Lamesa Sand Mine produces 40/200-mesh frac sand, which we primarily process into 40/70-mesh and 70/200-mesh frac sand products. The Lamesa Sand Mine sand deposit is loosely consolidated and overlain with a thin layer of overburden; characteristics which are amenable to the use of conventional surface mining techniques. Since the Lamesa Sand Mine sand formation does not extend below the water table, the quarry is dry-mined using medium-sized earthmoving equipment. Our Lamesa Sand Mine facility features a wet plant (with two 250-tph wash circuits) and dry plant (with two 200-tph drying and sorting circuits) that processes frac sand. Once the frac sand is appropriately processed and classified, it is stored in one of four storage silos until it is transported by truck to its destination. Additional onsite facilities include an office building, quality laboratory, and shop that support the mining and processing activities, and onsite housing for up to 36 employees.

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

San Antonio Sand Mine, Bexar County, TX

We operate a sand mine and processing facility located in Bexar County, Texas, strategically located in the Eagle Ford that we refer to as our “San Antonio Sand Mine.” We acquired the San Antonio Sand Mine in December 2022. Our San Antonio Sand Mine is a surface sand mine and production stage property located approximately 8 miles south of the I-410 Loop on the outskirts of San Antonio, Texas. The San Antonio Sand Mine produces 35/140-mesh frac sand, which we primarily process into 35/70-mesh and 70/140-mesh frac sand products. The San Antonio Sand Mine sand deposit is loosely consolidated and overlain with a thin layer of overburden; characteristics which are amenable to the use of conventional surface mining techniques. Since the San Antonio Sand Mine sand formation does not extend below the water table, the quarry is dry-mined using medium-sized earthmoving equipment. Our San Antonio Sand Mine facility features a wet plant (with one 500-tph wash circuit) and dry plant (with two 200-tph and one 180-tph drying and sorting circuits) that processes frac sand. Once the frac sand is appropriately processed and classified, it is stored in one of five storage silos until it is transported by truck to its destination. Additionally, the San Antonio Sand Mine has more than six acres of wet sand storage. Additional onsite facilities include an office/control room, quality laboratory, and extensive conveyor systems that support intra-plant product movement.

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

Summary of Reserves

Information concerning our mining properties and mineral reserves has been prepared in accordance with the requirements of Subpart 1300 of Regulation S-K (“Reg. S-K 1300”). The terms “mineral resources,” “mineral reserve,” “proven mineral reserve,” and “probable mineral reserve,” whether singular or plural, are defined and used in accordance with Reg. S-K 1300. Under Reg. S-K 1300, mineral resources may not be classified as “mineral reserves” unless the determination has been made by a qualified person that the mineral resources can be the basis of an economically viable project. The amount of finished frac sand produced as a percentage of the raw frac sand mined, which is referred to as the processing yield (or plant yield), is analogous to the “cut-off grade” of other mining operations. If the expected processing yield of the frac sand is too low, the costs of production will outweigh sales revenues and the deposit cannot be economically mined. The minimum economic processing yield for each our mines (other than our idled Merryville mine), based on three-year historic financial results, is well below the expected processing yield of such mine. Other limiting criteria, such as minimum mining thicknesses or maximum stripping ratios (the ratio of waste to sand excavated) are generally not considered in the estimation of frac sand resources.

Set forth in the table below are estimates of our frac sand mineral reserves as of December 31, 2025. The estimates of frac sand mineral reserves at our mining properties have been prepared by John T. Boyd, our independent mining engineers and geologists, and in accordance with Reg. S-K 1300.

	Summary Frac Sand Mineral Reserves at End of the Fiscal Year December 31, 2025 (in thousands of product tons)
			By Classification		By Tenure
	Mesh-Size	Total	Proven	Probable	Owned	Leased
Permian
Kermit(a)	40/200	43,565	36,381	7,184	23,990	19,575
Lamesa(b)	40/200	55,859	55,859	-	55,859	-
Monahans(c)	40/140	112,442	-	112,442	-	112,442
Subtotal		211,866	92,240	119,626	79,849	132,017
Eagle Ford
San Antonio(d)	35/140	19,925	-	19,925	19,925	-
Haynesville
River Ridge(e)	30/140	40,306	40,306	-	40,306	-
Hat Creek(f)	30/140	4,393	3,796	597	-	4,393
Sunny Point(g)	30/200	37,071	-	37,071	-	37,071
Subtotal		81,770	44,102	37,668	40,306	41,464
Total		313,561	136,342	177,219	140,080	173,481

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

Summary of Resources

Quantities of frac sand controlled by us within the defined boundaries of the mining properties set forth above which are not reported as mineral reserves are not considered to have potential economic viability; as such, they are reportable as mineral resources.

Set forth in the table below are estimates of our frac sand mineral resources as of December 31, 2025. The estimates of frac sand mineral resources at our mining properties have been prepared by John T. Boyd, our independent mining engineers and geologists, and in accordance with Reg. S-K 1300.

	Summary Frac Sand Mineral Resources at End of the Fiscal Year December 31, 2025 (in thousands of in-place tons)
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

Internal Controls

The quantity and nature of our mineral reserves and resources are estimated by third-party engineers. John T. Boyd independently prepared an estimate of our mineral reserves and resources as of December 31, 2025, and we intend to continue retaining third party engineers to prepare estimates of our mineral reserves and resources on an annual basis. We provided John T. Boyd certain operating and financial information for each of our mines to assist them in opining as to the economic viability of our mineral reserves and resources. John T. Boyd did not verify historic drill hole data by conducting independent drilling in areas already explored. It is customary in preparing frac sand resource and reserve estimates to accept basic drilling and quality testing data as provided by management, subject to the reported results being judged representative and reasonable. John T. Boyd’s efforts to judge the appropriateness and reasonability of the source exploration data included reviewing provided drilling logs, sampling procedures, frac sand quality testing results, examining archival sample intervals and discussing the foregoing information with us. Before acquiring new mineral reserves or resources, we or third-party engineers such as John T. Boyd perform or review surveying, drill core analysis and other tests to confirm the quantity and quality of the acquired mineral reserves or resources.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A Common Stock is currently quoted on Nasdaq and Nasdaq Texas under the symbol “ACDC.” There is no public market for our Class B Common Stock or our Series A Preferred Stock.

Holders of our Class A Common Stock

As of March 3, 2026, there were 49 holders of record of our Class A Common Stock. The number of record holders is based upon the actual number of holders registered on the books of the Company at such date and does not include holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

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

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2025, we did not repurchase any of our equity securities.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included within “Item 8. Financial Statements and Supplementary Data.” Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Form 10-K for the fiscal year ended December 31, 2024, for discussion of our financial condition and results of operations for the year ended December 31, 2024, compared to the year ended December 31, 2023, which is incorporated by reference herein.

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

We operate in four reportable business segments: Stimulation Services, Proppant Production, Manufacturing and Flotek. Our Stimulation Services segment, which primarily relates to ProFrac LLC, owns and operates a fleet of mobile hydraulic fracturing units and other auxiliary equipment that generates revenue by providing stimulation services to our customers. Our Proppant Production segment, which primarily relates to Alpine, provides proppant to oilfield service providers and E&P companies. Our Manufacturing segment sells products such as high horsepower pumps, valves, piping, swivels, large-bore manifold systems, and fluid ends. Flotek is a leading chemistry and data technology company focused on servicing the E&P industry.

Summary Financial Results

•
Total revenue for 2025 was $1,941.8 million compared to $2,190.9 million in 2024.
•
Net loss for 2025 was $355.5 million compared to net loss of $207.8 million in 2024.
•
Cash provided by operating activities for 2025 was $189.5 million compared to $367.3 million in 2024.
•
Total principal amount of long-term debt was $1,048.1 million at December 31, 2025 compared to $1,138.9 million at December 31, 2024.

2025 Developments

In April 2025, Flotek acquired certain gas conditioning equipment from our Stimulation Services segment for total consideration of $107.5 million and our Stimulation Services segment leased these assets back from Flotek for a six year term. We believe this Flotek partnership provides ownership exposure to a highly-scalable gas quality and asset integrity business. The effects of this sale-leaseback transaction have been eliminated from our consolidated financial statements. Part of the $107.5 million consideration was a $40.0 million intercompany note payable from Flotek to our Stimulation Services segment (“Flotek PWRtek Note”). In November 2025, the Stimulation Services segment agreed to assign this note receivable to PC Energy Credit I, LLC, a related party to the Company controlled by the Wilks Parties, in exchange for cash consideration of $40.4 million, which represented the sum of the unpaid principal amount of the note and all accrued and unpaid interest on the note through the closing date.

In June and December 2025 ProFrac Holdings II, LLC issued a total $60 million aggregate principal amount of its 2029 Senior Notes at par to Beal Bank USA and Wilks Brothers, LLC, which is a Wilks Party, in a private placement to fund capital expenditures with any remaining proceeds used for general corporate purposes.

In June 2025, we amended the Alpine 2023 Term Loan. Under the terms of the amendment, the amortization payments required to be made on June 30, 2025, September 30, 2025 and December 31, 2025 were reduced from $15.0 million to $5.0 million and we will pay an exit fee of $3.4 million when the term loan is repaid. In December 2025, we amended the Alpine 2023 Term Loan. Under the terms of the amendment, the amortization payments required to be made on March 31, 2026 and June 30, 2026 were reduced from $15.0 million to $7.5 million. Additionally, the Alpine 2023 Term Loan contained a covenant commencing with the fiscal quarter ending March 31, 2026, requiring Alpine not to exceed a maximum Total Net Leverage Ratio (as defined in the Alpine Term Loan Credit Agreement) of 2.00 to 1.00. This covenant was amended to commence testing compliance with the Total Net Leverage Ratio with the fiscal quarter ending on March 31, 2028.

In June 2025, we disposed of our EKU Power Drives subsidiary in our Manufacturing Segment. We recorded a loss of $10.5 million in connection with this disposal.

In August 2025, we issued 20.6 million shares of Class A common stock, par value $0.01 per share at an offering price of $4.00 per share. The issuance of these shares generated net proceeds of $79.0 million, after deducting underwriter discounts and commissions and offering costs. The Wilks Parties bought 5.0 million shares of these Class A common stock, generating $20.0 million of gross proceeds. We used the net proceeds from this offering to repay borrowings outstanding under our 2022 ABL Credit Facility, for working capital and for other general corporate purposes.

2024 Developments

In April 2024, we acquired all of the remaining equity interests of Basin Production and Completion LLC (“BPC”). BPC is the parent company of FHE USA LLC, which manufactures equipment used in the hydraulic fracturing industry. The total purchase consideration was $39.8 million, consisting of cash consideration of $14.9 million and our pre-existing investment of $24.9 million.

In June 2024, we acquired 100% of the issued and outstanding capital stock of Advanced Stimulation Technologies, Inc. (“AST”), a pressure pumping services provider serving the Permian Basin, for total purchase consideration of $173.4 million in cash.

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

Recent Trends and Outlook

Our business depends on the willingness of E&P companies to make expenditures to explore for, develop, and produce oil and natural gas in the United States. The willingness of E&P companies to undertake these activities is predominantly influenced by current and expected future prices for oil and natural gas. Beginning in April 2025, oil commodity prices decreased from their near-term average through the first quarter of 2025 with increased volatility. As a result, many of our customers began reducing their activity levels and our results of operations and operating cash flows correspondingly declined compared to 2024. As described below, we have taken a number of actions to improve our liquidity. Also, as we anticipated, our results of operations in the fourth quarter 2025 increased relative to the third quarter 2025 with improved demand in Stimulation Services and Proppant Production. Although adverse weather impacted our results early in the first quarter of 2026, activity has recently increased into February and early March on a relative basis. . In the second half of 2025, we implemented initiatives to enhance the resiliency of the platform resulting in lower cash operating expenses and capital expenditures. We remain focused on financial and operational discipline and optimizing our asset base. While we have limited visibility for future demand for our products and services and continue to focus on liquidity management, we are encouraged by recent customer engagement.

We also actively monitor the effects of inflation and tariffs on our business; however, the potential effects of inflation and tariffs on our business remain uncertain at this time.

Results of Operations

Revenues

The following table summarizes revenues by reportable segment:

	Year Ended December 31,
	2025	2024
Revenues
Stimulation services	$1,682.9	$1,914.4
Proppant production	336.0	246.5
Manufacturing	212.3	222.8
Flotek	243.6	192.4
Other	17.3	3.1
Eliminations	(550.3)	(388.3)
Total revenues	$1,941.8	$2,190.9

Stimulation Services revenues in 2025 decreased $231.5 million, or 12%, from 2024. The decrease was primarily due to a decrease in average active fleets and lower average pricing for our services in 2025.

Proppant Production revenues in 2025 increased $89.5 million, or 36%, from 2024. The increase was primarily due to higher average pricing for our proppant in 2025, which was due to a shift in intercompany sales mix from mine-gate pricing to wellsite pricing that began in the second quarter of 2025. Exclusive of this mix shift, revenues also increased due to higher sales volumes in 2025. Revenue recognized for the amortization of acquired off-market contracts was $7.6 million and $43.7 million in 2025 and 2024, respectively. Intersegment revenues for the Proppant Production segment were 64% and 26% in 2025 and 2024, respectively.

Manufacturing revenues in 2025 decreased $10.5 million, or 5%, from 2024. The decrease was primarily due to decreased intercompany demand for manufacturing products in the last nine months of 2025, which was partially offset by increased demand in the first quarter of 2025. Additionally, the acquisition of BPC and NRG contributed revenue starting in April 2024 and June 2024, respectively. Intersegment revenues for the Manufacturing segment were 82% and 77% in 2025 and 2024, respectively.

Flotek revenues in 2025 increased $51.2 million, or 27%, from 2024. This increase was primarily due to increased intercompany and third-party revenue. Flotek recorded $27.4 million and $32.5 million of revenue in 2025 and 2024, respectively, related to contract shortfalls with the Stimulation Services segment. Intersegment revenues for the Flotek segment were 63% in 2025 and 2024, respectively.

Other revenues in 2025 increased $14.2 million from 2024. This increase is primarily due to Livewire being operational for twelve months in 2025 compared to three months in 2024. Intersegment revenues for these business activities were 99% and 81% in 2025 and 2024, respectively.

Cost of Revenues

The following table summarizes our cost of revenues, exclusive of depreciation, depletion, and amortization, by reportable segment:

	Year Ended December 31,
	2025	2024
Cost of revenues, exclusive of depreciation, depletion, and amortization:
Stimulation services	$1,368.1	$1,394.8
Proppant production	259.3	137.6
Manufacturing	174.1	190.5
Flotek	174.8	147.5
Other	16.6	5.0
Eliminations	(538.3)	(380.3)
Total cost of revenues, exclusive of depreciation, depletion, and amortization	$1,454.6	$1,495.1

Stimulation Services cost of revenues in 2025 decreased $26.7 million, or 2%, from 2024. This decrease was primarily due to a decrease in average active fleets in 2025. Cost of revenues for this segment included an intercompany supply commitment charge of $27.4 million in 2025 and $32.5 million in 2024 because the Stimulation Services segment did not purchase the minimum contractual commitment of chemistry products from Flotek.

Proppant Production cost of revenues in 2025 increased $121.7 million, or 88%, from 2024. This increase was primarily due to increased costs to support the shift in intercompany sales mix from mine-gate pricing to wellsite pricing, which began in the second quarter of 2025. Exclusive of this mix shift, costs of revenues also increased due to higher sales volumes in 2025.

Manufacturing cost of revenues in 2025 decreased $16.4 million, or 9%, from 2024. This decrease was primarily due to decreased volumes of products sold to intercompany customers in the last nine months of 2025, which was partially offset by increased volumes of products sold to intercompany customers in the first quarter of 2025. Additionally, the acquisition of BPC and NRG contributed costs beginning in April 2024 and June 2024, respectively.

Flotek cost of revenues in 2025 increased $27.3 million, or 19%, from 2024. This increase was primarily due to increased costs related to the increased volume of business.

Other cost of revenues in 2025 increased $11.6 million from 2024. This increase is primarily due to Livewire being operational for twelve months in 2025 compared to three months in 2024.

Selling, General and Administrative

The following table summarizes our selling, general and administrative expenses:

	Year Ended December 31,
	2025	2024
Selling, general and administrative:
Selling, general and administrative, excluding stock-based compensation	$180.1	$197.3
Stock-based compensation	10.4	7.3
Total selling, general and administrative	$190.5	$204.6

Selling, general and administrative (“SG&A”) expenses in 2025 decreased $14.1 million, or 7%, from 2024. Excluding stock-based compensation expense, SG&A expenses decreased $17.2 million, or 9%. This decrease was due to lower labor costs resulting from cost control measures and reduced incentive compensation expense. These decreases were partially offset by increased expense at Flotek. The decrease was also partially offset by increased labor and facility costs related to our acquisitions of BPC, AST and NRG in the second quarter of 2024. Additionally, management fees of approximately $5.0 million owed to Wilks Brothers, LLC was reclassified to stock-based compensation expense as a result of an agreement to settle certain management fee payments by issuing common stock. See “Note 11. Stock-based Compensation” in the notes to our consolidated financial statements for a discussion of our stock-based compensation.

Depreciation, Depletion, and Amortization

The following table summarizes our depreciation, depletion, and amortization:

	Year Ended December 31,
	2025	2024
Depreciation, Depletion, and Amortization
Depreciation	$359.1	$386.8
Amortization	36.4	36.3
Depletion	20.8	19.1
Total depreciation, depletion, and amortization	$416.3	$442.2

Depreciation, depletion, and amortization decreased $25.9 million, or 6%, from 2024. Depreciation expense decreased $27.7 million, or 7%, from 2024. The decrease in depreciation was primarily due to certain assets becoming fully depreciated in 2025, combined with lower capital expenditures in 2025 when compared to prior years.

Acquisition Related Expenses

Acquisition and integration costs consist of professional and advisory fees, acquisition related severance expenditures, and other costs associated with acquisition and integration activities. Acquisition related expenses were $0.2 million and $7.8 million in 2025 and 2024, respectively. These costs related to our acquisition and integration activities in the respective periods.

Impairment of Long-lived Assets and Goodwill

In 2025, we recorded a $41.4 million impairment to the long-lived assets related to our idle Merryville sand mine. See "Note 5. Impairments" in the notes to our consolidated financial statements for further discussion.

In 2025, we recorded a $11.2 million goodwill impairment related to our BPC reporting unit. In 2024, we recorded goodwill impairments of $67.7 million, $4.4 million and $2.4 million related to our Haynesville Proppant, Eagle Ford Proppant and

Permian Proppant reporting units, respectively. See “Note 5. Impairments” in the notes to our consolidated financial statements for a discussion of these goodwill impairments.

Other Operating Expenses, Net

The following table summarizes our other operating expenses, net:

	Year Ended December 31,
	2025	2024
Litigation expenses and accruals for legal contingencies	$11.0	$15.7
Provision for credit losses, net of recoveries	13.7	—
Loss (gain) on insurance recoveries	0.3	(4.9)
Transaction costs	8.0	3.9
Lease termination	1.1	—
Severance charges	0.4	2.5
Loss on disposal of assets	18.1	0.3
Inventory write-down	0.8	—
Supply commitment charge	—	9.6
Total	$53.4	$27.1

Litigation expenses and accruals for legal contingencies generally represent legal and professional fees incurred in significant litigation as well as estimates for loss contingencies with regards to certain vendor disputes and litigation matters. In 2025, substantially all of these costs represent litigation costs incurred in connection with certain patent infringement lawsuits. In 2024, substantially all of these costs represent litigation costs incurred in connection with certain patent infringement lawsuits with Halliburton Company, which were settled in September 2024.

Provision for credit losses in 2025 primarily related to a revised estimate of the payments to be received from an insolvent customer.

Gain on insurance recoveries consists of insurance proceeds received for accidentally damaged or destroyed equipment in excess of its carrying value.

Transaction costs in 2025 represent legal and professional fees incurred for strategic initiatives. Transaction costs for 2024 represent deferred costs incurred for Alpine's initial public offering that were charged to earnings as a result of its postponement.

Severance charges related to the departure of certain highly-compensated employees.

Gain or loss on disposal of assets, net consists of gains or losses on excess property, early equipment failures, and other asset dispositions. In 2025, loss on disposal of assets included the scrapping of certain equipment that was determined to be uneconomical to repair.

Inventory write-down for 2025 was recorded to reduce the inventory held at our Merryville sand mine to its net realizable value. See "Note 5. Impairments" in the notes to our consolidated financial statements for discussion of the impairment of long-lived assets at our Merryville sand mine.

Supply commitment charges for 2024 represent charges related to contractual inventory purchase commitments to certain proppant suppliers. These charges were attributable to our decreased volume of purchases from these suppliers due to certain customers decreasing their activity levels.

Interest Expense, Net

Interest expense, net in 2025 was $138.8 million, compared to $156.6 million in 2024. The decrease is due to lower average interest rates and lower average outstanding debt balances in 2025. We are subject to interest rate risk on our variable-rate debt. See “Note 7. Debt” in the notes to our consolidated financial statements for additional discussion related to our debt.

Other Income (Expense), Net

Other expense, net in 2025 was $3.8 million, compared to other income, net in 2024 of $3.0 million. The net change in 2025 was primarily due to the $10.5 million loss on disposal of EKU Power Drives, which was partially offset by a decrease in the fair value of our Munger make-whole provision in 2025. See “Note 15. Fair Value Measurements” in the notes to our consolidated financial statements for discussion of the Munger make-whole provision.

Income Tax Benefit (Expense)

Income tax benefit in 2025 was $12.9 million for an effective tax rate of 3.5%. Our income tax provision included a benefit of approximately $15 million from a reduction in Flotek’s valuation allowance. Excluding this item, the difference between our effective tax rate and the federal statutory rate related to a permanent book-tax difference in the accounting for a sale-leaseback transaction with Flotek and changes in the valuation allowance on our deferred tax assets.

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

Liquidity and Capital Resources

Sources of Liquidity

Historically, our primary sources of liquidity are cash flows from operations and availability under our revolving credit facility. While Flotek is included in our consolidated financial statements, we do not have the ability to access or use Flotek’s cash or liquidity in our operations and, accordingly, have excluded Flotek’s cash and other sources of liquidity from the following discussion of our liquidity and capital resources. See "Note 1. Organization and Description of Business" in the notes to our consolidated financial statements for discussion of our ownership of Flotek.

Our Alpine 2023 Term Loan requires us to segregate collateral associated with Alpine and limits our ability to use Alpine's cash or assets to satisfy our obligations or the obligations of our other subsidiaries. We also have limited ability to provide Alpine with liquidity to satisfy its obligations. See “Note 7. Debt” in the notes to our consolidated financial statements for more information regarding the Alpine 2023 Term Loan.

At December 31, 2025, we had $17.2 million of cash and cash equivalents, excluding Flotek, and $135.4 million available for borrowings under our revolving credit facility which resulted in a total liquidity position of $152.6 million. Refer to “Note 7. Debt” and “Note 18. Subsequent Events” in the notes to our consolidated financial statements for more information regarding our revolving credit facility.

Beginning in April 2025, many of our customers began reducing their activity levels as a result of a depressed commodity price environment, and our results of operations and operating cash flows correspondingly began to decline. In an attempt to ensure that the Company has sufficient near-term liquidity during a prolonged depressed commodity environment, we have executed the following initiatives to optimize the cost structure of the business with a focus on operational efficiency:

•
increased liquidity by issuance of common stock in August 2025, which generated net proceeds of $79.0 million;
•
increased liquidity by selling an intercompany note receivable from Flotek Industries, Inc. ("Flotek") in November 2025 to PC Energy Credit I LLC, an affiliate of the Wilks Parties and a related party to the Company, generating net proceeds of approximately $40.4 million, which amounted to the entire principal amount of the note, plus accrued and unpaid interest;
•
issued an additional $40.0 million and $25.0 million of 2029 Senior Notes in December 2025 and January 2026, respectively;
•
on March 3, 2026, we amended the 2022 ABL Credit Facility to extend its scheduled maturity date to September 3, 2027;
•
reduced our direct and indirect labor costs;
•
reduced our selling, general and administrative expenses by reducing headcount and eliminating certain non-labor related costs; and
•
identified areas to enhance operating efficiencies, to reduce operating expenses, and to reduce capital expenditures.

As a result of these actions, we believe our cost structure and liquidity are better positioned for the long term and we believe that our sources of liquidity and our cash provided by operations will be sufficient to fund our capital expenditures, satisfy our obligations, and remain in compliance with our existing debt covenants for at least the next 12 months.

In addition, Alpine is closely monitoring its forthcoming debt covenant compliance obligation that commences in the fiscal quarter ending March 31, 2028. While there can be no assurance, Alpine believes that it will be able to meet, modify, or further defer this debt covenant. See “Note 7. Debt” in the notes to our consolidated financial statements for more information about this forthcoming debt covenant.

Cash Flows

The following table provides a summary of our cash flows:

	Year Ended December 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$189.5	$367.3
Investing activities	(163.7)	(372.3)
Financing activities	(17.7)	(5.5)
Net change in cash, cash equivalents, and restricted cash	$8.1	$(10.5)

Operating Activities. Net cash provided by operating activities was $189.5 million and $367.3 million 2025 and 2024, respectively. Cash flows from operating activities consists of net income or loss adjusted for non-cash items and changes in net working capital. Net income or loss adjusted for non-cash items in 2025 resulted in a cash increase of $152.8 million compared to a cash increase of $278.8 million in 2024. The change was primarily due to lower earnings in 2025. The net change in working capital in 2025 resulted in a cash increase of $36.7 million compared to a cash increase of $88.5 million in 2024. The change was primarily due to a decrease in cash provided by accounts receivable and inventories in 2025.

Investing Activities. Net cash used in investing activities was $163.7 million and $372.3 million in 2025 and 2024, respectively. The change was primarily due to decreased capital expenditures in 2025 and our acquisitions in 2024.

Financing Activities. Net cash used by financing activities was $17.7 million and $5.5 million in 2025 and 2024, respectfully. In 2025 debt repayments net of cash borrowed was $93.9 million. In 2024 debt repayments net of cash borrowed was $4.0 million. In 2025 we received proceeds, net of $79.0 million from issuances of common stock.

Cash Requirements

Our material cash requirements have consisted of, and we anticipate will continue to consist of the following:

•
debt service obligations, including interest and principal;
•
capital expenditures;
•
purchase commitments;
•
tax receivable agreement payments; and
•
acquisitions of strategic businesses.

Debt Service Obligations

The following table summarizes our outstanding indebtedness as of December 31, 2025 and our future maturities:

	2026	2027	2028	2029	2030	Thereafter	Total
ProFrac Holding Corp.:
2029 Senior Notes	$78.4	$78.5	$78.5	$335.0	$—	$—	570.4
2022 ABL Credit Facility	—	69.2	—	—	—	—	69.2
Equify Notes (1)	5.0	3.3	—	—	—	—	8.3
Finance lease obligations	2.0	1.8	0.3	—	—	—	4.1
Other	8.7	—	—	—	—	—	8.7
ProFrac Holding Corp. principal amount	94.1	152.8	78.8	335.0	—	—	660.7

Alpine Subsidiary:
Alpine 2023 Term Loan	45.0	60.0	60.0	155.0	—	—	320.0
Other	0.5	0.4	0.1	—	—	—	1.0
Finance lease obligations	3.0	0.9	0.2	—	—	—	4.1
Alpine principal amount	48.5	61.3	60.3	155.0	—	—	325.1

Flotek Subsidiary:
Flotek ABL credit facility	3.3	—	—	—	—	—	3.3
Finance lease obligations	0.2	0.2	—	—	—	—	0.4
Flotek PWRtek Note (1)	—	—	—	—	40.0	—	40.0
Flotek principal amount	3.5	0.2	—	—	40.0	—	43.7

Other Subsidiaries:
Revolving credit facility	2.9	—	—	—	—	—	2.9
Finance lease obligations	0.3	0.3	0.3	0.3	0.4	4.6	6.2
Other	0.4	0.4	0.5	0.5	0.5	7.2	9.5
Other subsidiaries principal amount	3.6	0.7	0.8	0.8	0.9	11.8	18.6

Total principal amount	$149.7	$215.0	$139.9	$490.8	$40.9	$11.8	$1,048.1
(1)
Related party debt agreements.

See “Note 7. Debt” and “Note 8. Leases” in the notes to our consolidated financial statements for the discussion of our various debt agreements and finance leases, respectively. In January 2026 ProFrac Holdings II, LLC issued an additional $25.0 million aggregate principal amount of its 2029 Senior Notes at par to Beal Bank USA in a private placement to fund capital expenditures with any remaining proceeds used for general corporate purposes. These notes were issued as additional notes pursuant to the original indenture as amended. These new notes and the notes previously issued under the indenture are treated as a single series of securities under the indenture and the new notes have substantially identical terms, other than the issue date, issue price and first payment date, as the existing notes and are secured by a security interest in the same collateral.

Both the 2029 Senior Notes and the ABL Credit Facility contain certain customary representations and warranties and affirmative and negative covenants. As of December 31, 2025, we were in compliance with these covenants.

As a result of the amendment of the Alpine 2023 Term Loan described in “Note 7. Debt” in the notes to our consolidated financial statements, the Alpine 2023 Term Loan contains a covenant commencing with the fiscal quarter ending March 31, 2028, requiring Alpine not to exceed a maximum Total Net Leverage Ratio (as defined in the Alpine Term Loan Credit Agreement) of 2.00 to 1.00. This ratio is generally the consolidated total debt of Alpine divided by Alpine's adjusted EBITDA. Alpine is closely monitoring its forthcoming compliance obligations with this covenant. While there can be no assurance, Alpine believes that it will be able to meet, modify, or further defer this debt covenant.

Capital Expenditures

The nature of our capital expenditures consists of a base level of investment required to support our current operations and amounts related to growth and company initiatives.

In 2025 our capital expenditures were $169.9 million, consisting of maintenance capital expenditures for our hydraulic fracturing fleet, upgrades to legacy pumps, expenditures to maintain efficient operations at our sand mines, and investments in next generation technology.

In 2026 we estimate capital expenditures will range from $80.0 million to $100.0 million in maintenance related expenditures and an additional $75.0 million to $85.0 million for growth initiatives. Currently, growth capital expenditures for 2026 are expected to be related to upgrades to our hydraulic fracturing fleet, investments in next generation technology and sand mine improvements.

We continually evaluate our capital expenditures and the amount that we ultimately spend will depend on a number of factors, including our liquidity position, customer demand for fleets, and expected industry activity levels. If the actions designed to improve our liquidity described above are ineffective, we may reduce capital expenditures.

Purchase Commitments

As of December 31, 2025, we had purchase commitments of $6.5 million in 2025.

Tax Receivable Agreement

As of December 31, 2025 we have $86.5 million of estimated tax receivable agreement obligations, with an estimated $4.6 million coming due over the next twelve months. This obligation will generally be paid under the tax receivable agreement as the Company realizes actual cash tax savings from the tax benefits covered by the tax receivable agreement in future tax years. We do not expect a significant increase in the estimate of this liability in future periods. For additional information about our tax receivable agreement, please see “Note 12. Income Taxes” in the notes to our consolidated financial statements.

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

Goodwill Impairment

Goodwill is evaluated for impairment annually in the fourth quarter or whenever events or circumstances indicate the carrying value may not be recoverable. The impairment test involves a comparison of the fair value of each reporting unit with its carrying value. Fair value reflects our estimate of the price a potential market participant would be willing to pay for the reporting unit in an arms-length transaction. Reporting units with significant goodwill balances at December 31, 2025, include our Stimulation Services reporting unit and our Flotek reporting unit.

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

Income Taxes

ProFrac Corp. is a taxable entity and is required to account for income taxes under the asset and liability method. Deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. We recognize future tax benefits to the extent that such benefits are more likely than not to be realized.

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

An estimate of whether a valuation allowance is necessary and the related amount of the valuation allowance contain uncertainties because it requires us to apply judgment to all positive and negative evidence available to us. When considering the likelihood of whether a deferred tax asset will be available to offset future taxable income, we assess, among other things, our historical and projected income or loss. When performing this assessment, we must consider the cyclical nature of our business. Our business is heavily influenced by current and expected prices for oil and natural gas. These prices are outside of our control and a downturn in the market can result in periods of significant losses for us, which could prevent the realization of a deferred tax asset. We therefore must consider the future possibility of an industry downturn and the severity of its effect on our business when considering all positive and negative evidence related to the realization of our deferred tax assets. Although we believe that our judgments and estimates are reasonable, an adjustment to a valuation allowance in a given period may require a material adjustment in a future period if our assumptions regarding our future taxable income are proven inaccurate due to industry cycles.

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

We continuously perform repair and maintenance expenditures on our service and mining equipment. Expenditures for betterments and renewals that extend the lives of our equipment, which may include the replacement of significant components of equipment, are capitalized and depreciated. Other repairs and maintenance costs are expensed as incurred. The determination of whether an expenditure should be capitalized or expensed requires management judgment with regard to the effect of the expenditure on the useful life of the equipment.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2025, we held no derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks.

We are subject to interest rate risk on our variable-rate debt. A 1% increase in interest rates on our variable-rate debt as of December 31, 2025, would increase the annual interest payments for this debt by approximately $9.6 million.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

ProFrac Holding Corp.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of ProFrac Holding Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule included under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 13, 2026 expressed an unqualified opinion.

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

Fair value of the Stimulation Services reporting unit in goodwill impairment assessment

As described in note 2 to the consolidated financial statements, the Company has $208.5 million of goodwill related to its Stimulation Services reporting unit. Management, with assistance from a third-party valuation specialist, prepared a quantitative impairment test for the Stimulation Services reporting unit as of the Company’s annual impairment testing date in the fourth quarter of 2025 using a combination of the income and market approaches. As a result of this assessment, management concluded the fair value of the reporting unit exceeded its carrying value, therefore no impairment was identified. We identified the estimation of the fair value of the Stimulation Services reporting unit in the quantitative goodwill impairment assessment as a critical audit matter.

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

Dallas, Texas

March 13, 2026

ProFrac Holding Corp.

CONSOLIDATED BALANCE SHEETS

(in millions, except per share amounts or where otherwise noted)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents (includes VIE balances of $5.7 and $4.4)	$22.9	$14.8
Accounts receivable, net (net of allowances for credit losses of $14.6 and $2.7) (includes VIE balances of $19.0 and $17.3)	266.8	312.7
Accounts receivable — related party, net	19.9	16.1
Inventories (includes VIE balances of $10.6 and $12.9)	151.3	201.1
Prepaid expenses and other current assets (includes VIE balances of $0.9 and $0.9)	22.6	29.4
Total current assets	483.5	574.1
Property, plant, and equipment (net of accumulated depreciation of $1,582.2 and $1,312.4) (includes VIE net balances of $29.6 and $16.7)	1,464.3	1,761.2
Operating lease right-of-use assets, net	154.3	158.6
Goodwill	290.2	302.0
Intangible assets, net	111.8	148.9
Deferred tax assets (includes VIE balances of $29.0 and $0.0)	29.0	—
Other assets (includes VIE balances of $1.0 and $1.0)	40.0	43.3
Total assets	$2,573.1	$2,988.1
LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (includes VIE balances of $48.0 and $37.4)	$257.1	$324.3
Accounts payable — related party	42.2	18.1
Accrued expenses (includes VIE balances of $8.5 and $6.0)	74.0	67.2
Current portion of long-term debt (includes VIE balances of $3.5 and $4.8)	144.7	159.6
Current portion of long-term debt— related party	5.0	5.0
Current portion of operating lease liabilities (includes VIE balances of $1.3 and $1.5)	44.8	26.0
Other current liabilities	28.8	56.6
Other current liabilities — related party	0.8	3.2
Total current liabilities	597.4	660.0
Long-term debt	832.7	936.1
Long-term debt — related party (includes VIE balances of $39.6 and $0)	42.9	8.3
Operating lease liabilities (includes VIE balances of $5.6 and $6.5)	115.5	137.1
Deferred tax liabilities	11.8	14.9
Tax receivable agreement liability	82.0	82.9
Other liabilities	10.1	9.2
Total liabilities	1,692.4	1,848.5
Commitments and contingencies (NOTE 14)
Mezzanine equity:
Series A redeemable convertible preferred stock, $0.01 par value, 50 thousand shares authorized, issued and outstanding	68.8	63.5
Stockholders' equity:
Preferred stock, $0.01 par value, 50.0 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.01 par value, 600.0 shares authorized, 180.9 and 160.2 shares issued and outstanding	1.8	1.5
Class B common stock, $0.01 par value, 400.0 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	1,325.9	1,241.2
Accumulated deficit	(610.2)	(235.9)
Accumulated other comprehensive income	—	0.1
Total stockholders' equity attributable to ProFrac Holding Corp.	717.5	1,006.9
Noncontrolling interests	94.4	69.2
Total stockholders' equity	811.9	1,076.1
Total liabilities, mezzanine equity, and stockholders' equity	$2,573.1	$2,988.1

The accompanying notes are an integral part of these consolidated financial statements.

ProFrac Holding Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Services	$1,692.7	$1,886.7	$2,274.2
Product sales	249.1	304.2	355.8
Total revenues	1,941.8	2,190.9	2,630.0

Operating costs and expenses:
Cost of revenues, exclusive of depreciation, depletion and amortization	1,454.6	1,495.1	1,740.1
Selling, general, and administrative	190.5	204.6	233.6
Depreciation, depletion and amortization	416.3	442.2	438.4
Impairment of long-lived assets and goodwill	52.6	74.5	2.5
Acquisition and integration costs	0.2	7.8	21.8
Other operating expense, net	53.4	27.1	27.0
Total operating costs and expenses	2,167.6	2,251.3	2,463.4

Operating income (loss)	(225.8)	(60.4)	166.6

Other income (expense):
Interest expense, net	(138.8)	(156.6)	(154.9)
Loss on extinguishment of debt	—	(0.8)	(33.5)
Other income (expense), net	(3.8)	3.0	(36.2)
Loss before income taxes	(368.4)	(214.8)	(58.0)
Income tax benefit (expense)	12.9	7.0	(1.2)
Net loss	(355.5)	(207.8)	(59.2)
Less: net (income) loss attributable to noncontrolling interests	(13.5)	(7.3)	3.3
Less: net income attributable to redeemable noncontrolling interests	—	—	(41.8)
Net loss attributable to ProFrac Holding Corp.	$(369.0)	$(215.1)	$(97.7)
Net loss attributable to Class A common shareholders	$(374.3)	$(219.9)	$(107.5)

Loss per Class A common share (basic and diluted)	$(2.22)	$(1.38)	$(0.82)

Weighted average Class A common shares outstanding:
Basic	168.3	159.9	130.9
Diluted	168.3	159.9	130.9

The accompanying notes are an integral part of these consolidated financial statements.

ProFrac Holding Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(355.5)	$(207.8)	$(59.2)
Other comprehensive income:
Foreign currency translation adjustments	0.1	—	0.3
Comprehensive loss	(355.4)	(207.8)	(58.9)
Less: comprehensive (income) loss attributable to noncontrolling interest	(13.5)	(7.5)	3.4
Less: comprehensive income attributable to redeemable noncontrolling interest	—	—	(41.9)
Comprehensive loss attributable to ProFrac Holding Corp.	$(368.9)	$(215.3)	$(97.4)

The accompanying notes are an integral part of these consolidated financial statements.

ProFrac Holding Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in millions)

	Class A Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Interests	Equity
Balance, December 31, 2024	160.2	$1.5	$1,241.2	$(235.9)	$0.1	$69.2	$1,076.1
Net income (loss)	—	—	—	(369.0)	—	13.5	(355.5)
Stock-based compensation	—	—	3.1	—	—	0.9	4.0
Class A shares issued for vested stock awards	0.3	—	—	—	—	—	—
Cash settlement of vested stock awards	(0.2)	—	(1.2)	—	—	—	(1.2)
Foreign currency translation adjustments	—	—	—	—	0.1	—	0.1
Change in Flotek noncontrolling interest	—	—	(7.6)	—	—	7.6	—
Change in other noncontrolling interest	—	—	0.4	—	—	(3.4)	(3.0)
Subsidiary transactions with noncontrolling interests	—	—	—	—	—	(1.4)	(1.4)
Transfer of foreign currency translation of disposed subsidiary	—	—	—	—	(0.2)	—	(0.2)
Realization of deferred tax assets from Flotek transaction	—	—	10.4	—	—	7.4	17.8
Class A shares issued, net	20.6	0.3	78.7	—	—	0.6	79.6
Deemed contribution	—	—	0.9	—	—	—	0.9
Adjustment of convertible preferred stock to redemption amount	—	—	—	(5.3)	—	—	(5.3)
Balance, December 31, 2025	180.9	$1.8	$1,325.9	$(610.2)	$—	$94.4	$811.9

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

ProFrac Holding Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(355.5)	$(207.8)	$(59.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	416.3	442.2	438.4
Amortization of acquired unfavorable contracts	(7.6)	(46.5)	(57.5)
Stock-based compensation	9.3	7.3	29.8
Loss (gain) on insurance recoveries	0.3	(4.9)	—
Loss (gain) on disposal of assets, net	18.1	0.3	(1.7)
Non-cash loss on extinguishment of debt	—	0.8	17.4
Amortization of debt issuance costs	11.7	14.5	24.3
Acquisition earnout adjustment	—	—	(6.6)
Loss (gain) on investments, net	6.8	(0.4)	38.5
Provision for supply commitment charges	—	9.6	—
Provision for credit losses, net of recoveries	13.7	—	—
Impairment of long-lived assets and goodwill	52.6	74.5	—
Deferred tax expense (benefit)	(14.1)	(10.7)	0.1
Other non-cash items, net	1.2	(0.1)	—
Changes in operating assets and liabilities:
Accounts receivable	26.9	55.5	204.8
Inventories	38.8	64.7	19.1
Prepaid expenses and other assets	6.9	(1.9)	26.5
Accounts payable	(22.4)	(7.6)	(68.2)
Accrued expenses	2.7	(1.3)	(43.8)
Other liabilities	(16.2)	(20.9)	(8.4)
Net cash provided by operating activities	189.5	367.3	553.5

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(194.4)	(454.5)
Investment in property, plant & equipment	(169.9)	(255.0)	(267.0)
Proceeds from sale of assets	5.8	72.9	6.2
Proceeds from insurance recoveries	—	6.2	—
Other	0.4	(2.0)	(0.5)
Net cash used in investing activities	(163.7)	(372.3)	(715.8)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	118.5	136.7	1,220.0
Repayments of long-term debt	(136.1)	(157.2)	(946.7)
Borrowings from revolving credit agreements	1,755.9	1,938.2	1,575.8
Repayments of revolving credit agreements	(1,830.5)	(1,918.1)	(1,685.2)
Payment of debt issuance costs	(1.8)	(3.6)	(62.3)
Cash settlement of vested stock awards	(1.2)	—	—
Tax withholding related to net share settlement of noncontrolling interest equity awards	(1.6)	(1.5)	(0.8)
Proceeds from issuance of Series A preferred stock	—	—	50.0
Payment of Series A preferred stock issuance costs	—	—	(1.1)
Proceeds from issuance of common stock	83.0	—	—
Payment of common stock issuance costs	(3.4)	—	—
Other	(0.5)	—	—
Net cash provided by (used in) financing activities	(17.7)	(5.5)	149.7

Net increase (decrease) in cash, cash equivalents, and restricted cash	8.1	(10.5)	(12.6)
Cash, cash equivalents, and restricted cash beginning of period	14.8	25.3	37.9
Cash, cash equivalents, and restricted cash end of period	$22.9	$14.8	$25.3

The accompanying notes are an integral part of these consolidated financial statements.

ProFrac Holding Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2025	2024	2023
Non-cash investing and financing activities
Capital expenditures included in accounts payable	$8.6	$32.4	$44.9
Supplemental cash flow information
Cash payments for interest	$125.5	$137.8	$139.1
Cash payments for income taxes	$2.1	$3.0	$0.3

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

ProFrac Corp. operates in four business segments: Stimulation Services, Proppant Production, Manufacturing and Flotek Industries, Inc., (“Flotek”). Our Stimulation Services segment owns and operates a fleet of mobile hydraulic fracturing units and other auxiliary equipment that generates revenue by providing stimulation services to our customers. Our Proppant Production segment provides proppant to oilfield service providers and E&P companies. Our Manufacturing segment sells highly engineered, tight tolerance machined, assembled, and factory tested products such as high horsepower pumps, valves, piping, swivels, large-bore manifold systems, and fluid ends. Flotek is a leading chemistry and data technology company focused on servicing the E&P industry.

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

Company Formation

ProFrac Corp. was incorporated as a Delaware corporation on August 17, 2021, to become a holding corporation for ProFrac LLC and its subsidiaries upon completion of a corporate reorganization in conjunction with a planned initial public offering (“IPO”). On May 17, 2022, ProFrac Corp. completed its IPO and corporate reorganization and became the managing member of ProFrac LLC. The consolidated financial statements presented herein are those of ProFrac Corp. In these notes to the consolidated financial statements, ProFrac Corp. is also referred to as “we,” “us,” “our,” or the “Company.”

Variable Interest Entity

Through a contractual relationship, we have the power to appoint directors to the board of directors of Flotek. Because we have this power through a contract and not through our direct equity interest in Flotek, Flotek meets the definition of a variable interest entity ("VIE"). Furthermore, we are the primary beneficiary of the VIE due to our ability to appoint four of seven directors to Flotek’s board of directors. Accordingly, we have consolidated the operating results, assets and liabilities of Flotek. The assets of Flotek can only be used to settle its obligations and the creditors of Flotek have no recourse to our assets. Our exposure to Flotek is generally limited to the carrying value of our equity and variable interest. As of December 31, 2025 and 2024, we owned approximately 50.0% and 50.5%, respectively, of Flotek's outstanding common stock.

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

Beginning in April 2025, many of our customers began reducing their activity levels as a result of a depressed commodity price environment, and our results of operations and operating cash flows correspondingly began to decline. In an attempt to ensure that the Company has sufficient near-term liquidity during a prolonged depressed commodity environment, we have executed the following initiatives to optimize the cost structure of the business with a focus on operational efficiency:

•
increased liquidity by issuance of common stock in August 2025, which generated net proceeds of $79.0 million;

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

•
increased liquidity by selling an intercompany note receivable from Flotek Industries, Inc. ("Flotek") in November 2025 to PC Energy Credit I LLC, an affiliate of the Wilks Parties and a related party to the Company, generating net proceeds of approximately $40.4 million, which amounted to the entire principal amount of the note, plus accrued and unpaid interest;
•
issued an additional $40.0 million and $25.0 million of 2029 Senior Notes in December 2025 and January 2026, respectively;
•
on March 3, 2026, we amended the 2022 ABL Credit Facility to extend its scheduled maturity date to September 3, 2027;
•
reduced our direct and indirect labor costs;
•
reduced our selling, general and administrative expenses by reducing headcount and eliminating certain non-labor related costs; and
•
identified areas to enhance operating efficiencies, to reduce operating expenses, and to reduce capital expenditures.

As a result of these actions, we believe our cost structure and liquidity are better positioned for the long term and we believe that our sources of liquidity and our cash provided by operations will be sufficient to fund our capital expenditures, satisfy our obligations, and remain in compliance with our existing debt covenants for at least the next 12 months.

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

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

In April 2023, all the eligible holders of the Units (the "Redeeming Members") submitted redemption notices with respect to all of their Units, representing an aggregate of 104.2 million ProFrac LLC units (the "Redeemed Units"), together with the surrender and delivery of the same number of shares of our Class B common stock. The Redeeming Members include entities owned or affiliated with ProFrac Corp.'s controlling stockholders, Mr. Dan Wilks and Mr. Farris Wilks, as well as Mr. Matthew D. Wilks, our Executive Chairman, an entity affiliated with Mr. Johnathan L. Wilks, our Chief Executive Officer, and Mr. Coy Randle, a former member of our board of directors.

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

Activity related to the redeemable noncontrolling interest is as follows:

Redeemable Noncontrolling Interests
Balance, December 31, 2022	$2,462.9
Class A shares issued in acquisitions	9.5
Net income	41.8
Stock-based compensation	2.0
Stock-based compensation related to deemed contribution	7.3
Foreign currency translation adjustments	0.1
Adjustment of redeemable noncontrolling interest to redemption amount (1)	(1,210.3)
Conversion of Class B common stock to Class A common stock	(1,313.3)
Balance, December 31, 2023	$—

(1)
Based on 104.2 million shares of Class B common stock outstanding and the 10-day volume-weighted average price (“VWAP”) of Class A common stock of $12.60 at April 7, 2023.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission for annual financial information. The consolidated financial statements include the accounts of our company, all of our majority-owned subsidiaries that we control, and variable interest entities for which we have determined that we are the primary beneficiary. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Estimates are used for, but are not limited to, determining the following: allowance for credit losses; inventory net realizable values; recoverability of long-lived assets; impairments of long-lived assets and goodwill, revenue recognition on long-term contracts; valuation of goodwill; useful lives used in depreciation, depletion and amortization; income taxes and related valuation allowances; accruals for loss contingencies; stock-based compensation expense; and the fair value of assets acquired and liabilities assumed in acquisitions.

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

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements, or are reserved for a specific purpose, and not readily available for immediate or general use are recorded to restricted cash and included in prepaid expenses and other current assets in our consolidated balance sheets. As of December 31, 2025 and 2024, we had no restricted cash.

Allowance for Credit Losses

We establish an allowance for credit losses to reduce the carrying value of our accounts receivable based on a number of factors, including the length of time that accounts receivable are past due, our previous loss history, and the customer’s creditworthiness. Losses are charged against the allowance when the customer accounts are determined to be uncollectible.

The following table summarizes our allowance for credit losses:

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of period	$(2.7)	$(2.7)	$(2.6)
Provision for credit losses, net of recoveries	(13.7)	—	(0.1)
Write-offs	1.8	—	—
Balance at end of period	$(14.6)	$(2.7)	$(2.7)

Provision for credit losses in 2025 primarily related to a revised estimate of the payments to be received from an insolvent customer.

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

Property, Plant and Equipment

Property, plant, and equipment is stated at cost less accumulated depreciation, which is generally provided by using the straight-line method over the estimated useful lives of the individual assets. We manufacture our hydraulic fracturing units and the cost of this equipment, which includes direct and indirect manufacturing costs, is capitalized, and carried as construction in progress until it is completed and placed into service. Expenditures for betterments and renewals that extend the lives of our service equipment, which includes the replacement of significant components of service equipment, are capitalized and depreciated. Other repairs and maintenance costs are expensed as incurred.

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

Land	Indefinite
Machinery and equipment	2 - 20 years
Office equipment, software, and other	3 - 7 years
Buildings and leasehold improvements	2 - 40 years

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

The changes in the carrying amount of goodwill by reportable segment were as follows:

	Stimulation Services	Proppant Production	Manufacturing	Other	Total
Balance, December 31, 2024	$209.1	$—	$11.2	$81.7	$302.0
Impairment of goodwill	—	—	(11.2)	—	(11.2)
Measurement period adjustments	(0.6)	—	—	—	(0.6)
Balance, December 31, 2025	$208.5	$—	$—	$81.7	$290.2

The measurement period adjustment for the Stimulation Services segment related to adjustments to working capital balances for our AST acquisition.

See “Note 5. Impairments” for discussion of our goodwill impairments.

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

Proppant Production. We generate revenue through the sale of frac sand to oilfield service providers and E&P companies. The performance obligation is satisfied and revenue is recognized at the point-in-time that control of the product is transferred to the customer, either upon shipment from our facility or delivery to the customer. Certain of our contracts contain multiple performance obligations to provide a minimum quantity of products to our customers in future periods. For these contracts, the transaction price is allocated to each performance obligation at estimated selling prices and we recognize revenue as we satisfy these performance obligations. At December 31, 2025, the aggregate amount of transaction price allocated to unsatisfied performance obligations was $15.0 million, and the Company expects to perform these obligations and recognize revenue of $11.3 million in 2026, $3.7 million in 2027.

Manufacturing. We generate revenue through sales of equipment used to perform oilfield services. The performance obligation is satisfied and revenues are recognized at the point-in-time that control of goods are transferred to the customer, generally upon shipment from our manufacturing facility.

Flotek. We generate revenue through sales of chemical products and equipment as well as various services associated with products sold, which includes field services, installation, maintenance, and other functions. The performance obligation for product sales is satisfied and revenues are recognized at the point-in-time that control of goods are transferred to the customer determined by agreed upon delivery terms. Revenues are recognized for services upon completion of commissioning and installation due to the short-term nature of the performance obligation.

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

In the accounting for prior business combinations, we recorded off-market contract liabilities. We recorded amortization of $7.6 million in 2025 and $43.7 million in 2024 related to these contract liabilities as revenue. As of December 31, 2025 and December 31, 2024, our off-market contract liabilities amounted to zero and $7.6 million, respectively.

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

Business Combinations and Asset Acquisitions

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

Stock-based Compensation

Equity-settled stock-based compensation is measured on the grant date and the fair value is recognized as expense over the requisite service period, which is generally the vesting period of the award. Cash-settled stock-based compensation is recognized as expense over the requisite service period, which is generally the vesting period of the award, and the amount of expense is adjusted to reflect the fair value of our common stock at each reporting date. We recognize forfeitures as they occur rather than estimating expected forfeitures. For awards with graded vesting based solely on the satisfaction of a service condition, we recognize compensation cost as a single award on a straight-line basis.

The fair value of time-based and performance-based equity-settled restricted stock units is determined based on the number of units granted and the closing price of our Class A Common Stock on the date of grant. Stock-based awards with market conditions are valued using a Monte Carlo simulation analysis.

Income Taxes

ProFrac Corp. is a taxable entity and is required to account for income taxes under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more-likely-than-not to be realized.

We record uncertain tax positions, if any, on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. We had no uncertain tax positions during the periods presented. We classify accrued interest and penalties associated with any unrecognized tax benefits as income tax expense.

Recently Adopted Accounting Standards

The Company has adopted FASB ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, effective for the fiscal year ended December 31, 2025. This ASU enhances the transparency and decision usefulness of income tax disclosures. As a result of this adoption, the Company’s income tax disclosures now provide enhanced income tax information for the rate reconciliation and income taxes paid information. See “Note 12. Income Taxes” for the enhanced disclosures associated with the adoption of this ASU.

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

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments --Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for calculating current expected credit losses on accounts receivable and current contract assets. This practical expedient permits a reporting entity to assume that current conditions as of the balance sheet date remain unchanged over the remaining life of the assets. The ASU is effective for the Company for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company plans to elect the practical expedient provided by the ASU and does not expect it to have a material impact on its financial statements.

3. SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventories

Inventories are comprised of the following:

	December 31,
	2025	2024
Raw materials and supplies	$10.8	$16.2
Work in process	12.4	19.7
Finished products and parts	128.1	165.2
Total	$151.3	$201.1

Property, Plant, and Equipment, Net

Property, plant and equipment, net is comprised of the following:

	December 31,
	2025	2024
Machinery and equipment	$2,441.4	$2,455.8
Mining property and mine development	391.2	420.3
Buildings and leasehold improvements	151.1	131.0
Land	10.2	12.8
Office equipment, software and other	17.3	17.0
Construction in progress	35.3	36.7
Total	3,046.5	3,073.6
Less: accumulated depreciation, depletion and amortization	(1,582.2)	(1,312.4)
Property, plant, and equipment, net	$1,464.3	$1,761.2

Depreciation and amortization expense related to property, plant, and equipment was $359.1 million, $386.8 million and $387.1 million in 2025, 2024 and 2023, respectively. Depletion expense was $20.8 million, $19.1 million, and $16.1 million in 2025, 2024 and 2023, respectively.

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

Intangible Assets, Net

Intangible assets, net is comprised of the following:

	Weighted Average Remaining Amortization period (Years)	Estimated Useful Life (in years)	Gross Book Value	Less: Accumulated Amortization	Net Book Value
As of December 31, 2025
Acquired technology	6.8	3-10	$121.2	$(39.9)	$81.3
Tradename	8.3	10	2.9	(0.5)	2.4
Patents/License	7	8	5.9	(0.9)	5.0
Customer relationships	1.2	4-5	92.5	(69.4)	23.1
Intangible assets, net	5.7		$222.5	$(110.7)	$111.8

As of December 31, 2024
Acquired technology	7.9	3-10	$124.7	$(30.3)	$94.4
Tradename	9.3	10	2.9	(0.2)	2.7
Patents/License	8	8	5.9	(0.2)	5.7
Customer relationships	2.1	4-5	92.5	(46.4)	46.1
Intangible assets, net	6.4		$226.0	$(77.1)	$148.9

We amortize other identifiable intangible assets with a definite life on a straight-line basis over the estimated useful lives of the assets. Amortization expense related to intangible assets was $36.4 million, $36.3 million, and $35.2 million in 2025, 2024 and 2023, respectively.

The estimated future amortization expense related to intangible assets is $34.7 million in 2026, $13.9 million in 2027, $13.6 million in 2028, $12.9 million in 2029, $12.8 million in 2030, and $23.9 million thereafter.

Accrued Expenses

Accrued expenses are comprised of the following:

	December 31,
	2025	2024
Employee compensation and benefits	$27.9	$22.9
Sales, use, and property taxes	16.8	21.0
Insurance	18.2	13.2
Interest	8.2	6.1
Income taxes	0.7	1.9
Other	2.2	2.1
Total accrued expenses	$74.0	$67.2

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

Other Current Liabilities

Other current liabilities are comprised of the following:

	December 31,
	2025	2024
Accrued supply commitment charges	$12.6	$12.6
Accrued legal contingencies	5.5	7.1
Deferred revenue	0.8	7.4
Tax receivable agreement obligation	4.6	3.3
Acquired unfavorable contracts	—	7.6
Munger make-whole liability	—	8.6
Other	5.3	10.0
Total other current liabilities	$28.8	$56.6

4. BUSINESS COMBINATIONS AND DISPOSITIONS

2025 Disposition

In June 2025, we disposed of our EKU Power Drives subsidiary in our Manufacturing Segment. We recorded a loss of $10.5 million in connection with this disposal, which was classified as other income and expense, net on our consolidated statements of operations. Total assets decreased approximately $44.0 million and total liabilities decreased approximately $32.0 million on our consolidated balance sheet as a result of this disposal. This subsidiary recorded a pretax loss of $4.5 million in 2025, pretax income of $1.6 million in 2024, and pretax income of $1.2 million in 2023. This subsidiary recorded a net loss attributable to ProFrac Holding Corp. of $3.3 million in 2025, net income attributable to ProFrac Holding Corp. of $1.2 million in 2024, and net income attributable to ProFrac Holding Corp. of $0.6 million in 2023. This disposal will not have a major effect on our future operations and financial results.

2024 Acquisitions

In April 2024, we acquired all of the remaining equity interests of Basin Production and Completion LLC (“BPC”). BPC is the parent company of FHE USA LLC, which manufactures equipment used in the hydraulic fracturing industry. This acquisition expanded our manufacturing capabilities into new product categories. The total purchase consideration was $39.8 million, consisting of cash consideration of $14.9 million and our pre-existing equity investment of $24.9 million. In 2024, our operating results included revenues of $17.1 million and a pretax loss of $11.0 million, related to the BPC acquired operations. BPC is included in our Manufacturing reportable segment.

In June 2024, we acquired 100% of the issued and outstanding capital stock of Advanced Stimulation Technologies, Inc. (“AST”), a pressure pumping services provider serving the Permian Basin, for total purchase consideration of $173.4 million in cash. This acquisition expanded our hydraulic fracturing capabilities. For the six months ended June 30, 2024, our operating results included revenues of $15.0 million and pretax earnings of $0.1 million related to the AST acquired operations. Throughout the third quarter of 2024, we integrated AST’s operations. As a result, we track all stimulation services assets as one group and it would be impracticable to separately report AST revenues or pretax earnings subsequent to June 30, 2024. AST is included in our Stimulation Services reportable segment.

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

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

The following table represents our allocation of total purchase consideration of AST, BPC and NRG to the identifiable assets acquired and liabilities assumed based on the fair values on their acquisition dates:

	AST	BPC	NRG
Cash and cash equivalents	$—	$0.1	$0.4
Accounts receivable	26.0	5.0	1.2
Prepaid expenses and other assets	4.0	0.3	0.3
Operating lease assets	—	1.5	10.7
Inventories	13.1	12.2	3.9
Property, plant and equipment	158.4	39.8	2.0
Intangible assets	—	5.8	—
Total identifiable assets acquired	201.5	64.7	18.5
Accounts payable	13.9	6.3	1.5
Accrued expenses	2.9	0.2	—
Current portion of long-term debt	—	0.5	—
Current portion of operating lease liabilities	—	0.4	1.0
Other current liabilities	8.1	3.6	—
Non-current portion of debt	—	20.4	—
Deferred tax liability	25.6	—	—
Operating lease liabilities	—	1.2	10.0
Other liabilities	—	1.3	—
Total liabilities assumed	50.5	33.9	12.5
Less: noncontrolling interest	—	2.2	—
Goodwill	22.4	11.2	—
Total purchase consideration	$173.4	$39.8	$6.0

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

	Year Ended December 31,
	2024	2023
Revenues	$2,354.9	$3,100.7
Net loss	$(209.8)	$(7.4)

We incurred zero, $3.3 million and $16.2 million of costs related to acquisitions in 2025, 2024 and 2023, respectively. Acquisition costs are included in acquisition and integration costs within the consolidated statements of operations.

5. IMPAIRMENTS

Long-lived Assets Impairment

In the fourth quarter of 2025 long-lived assets held and used at a sand mine located in Merryville, Louisiana, with a total carrying value of $44.6 million were written down to their fair value of $3.2 million, resulting in an impairment charge of $41.4 million in our Proppant Production segment. This sand mine was idled in April 2024 and we have been monitoring market conditions for the mine’s service area since then. In the fourth quarter of 2025, we noted that our forecasts did not include activating the mine for at least the next 12 months based on projected sand demand in the region.

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

BPC Goodwill Impairment

In our annual goodwill impairment test for BPC in the fourth quarter of 2025, we noted a decrease in BPC’s actual results compared with forecasted results from previous periods. We also noted a decrease in BPC’s current forecast compared to previous periods. As a result, we performed a quantitative goodwill impairment test. Based upon the results of our quantitative impairment test, we concluded that the carrying value of BPC exceeded its estimated fair value. This resulted in a goodwill impairment charge of $11.2 million for the fourth quarter of 2025, which represented all of the goodwill recorded on the BPC reporting unit.

In performing the quantitative impairment test, we determined the fair value of BPC using a combination of the income approach and the market approach. Under the income approach, the fair value for this reporting unit was determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. Due to the inherent uncertainties involved in making estimates and assumptions, actual results and discount rates may differ from those assumed in our forecasts.

Haynesville Proppant Goodwill Impairment

In the second quarter of 2024, the reduced operating results of our Haynesville Proppant reporting unit resulted in a triggering event and, accordingly, we performed an interim quantitative impairment test. Based upon the results of our interim quantitative impairment test, we concluded that the carrying value of the Haynesville Proppant reporting unit exceeded its estimated fair value, which resulted in a goodwill impairment charge of $67.7 million for the second quarter of 2024, which represented all of the goodwill recorded on the Haynesville Proppant reporting unit.

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

Permian Proppant and Eagle Ford Proppant Goodwill Impairments

In the third quarter of 2024, the reduced operating results for our Permian Proppant reporting unit and our Eagle Ford Proppant reporting unit resulted in a triggering event and, accordingly, we performed interim quantitative impairment tests. Based upon the results of our interim quantitative impairment tests, we concluded that the carrying values of the Permian Proppant and Eagle Ford Proppant reporting units exceeded their estimated fair values, which resulted in goodwill impairment charges of $2.4 million and $4.4 million, respectively, for the third quarter of 2024, which represented all of the goodwill recorded on these reporting units.

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

Subsequent to February 9, 2022, but prior to our acquisition in 2024, our investments in BPC provided us with the ability to have significant influence, but not control over BPC’s operations. We then concluded that BPC was a VIE, but we were not the primary beneficiary of the VIE. We elected the fair value option to account for our equity method investment in BPC. See “Note 15. Fair Value Measurements” for more information on our instruments using Level 3 measurements. As of December 31, 2023, the estimated fair value of our investment in BPC was $23.4 million. Our acquisition of BPC in 2024 effectively settled our investments in BPC previously measured under the fair value option. See “Note 4. Business Combinations” for further discussion of the acquisition.

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

7. DEBT

Debt is comprised of the following:

	December 31,
	2025	2024
ProFrac Holding Corp.:
2029 Senior Notes	$570.4	$584.2
2022 ABL Credit Facility	69.2	139.8
Equify Notes (1)	8.3	13.3
Finance lease obligations	4.1	6.3
Other	8.7	8.0
ProFrac Holding Corp. principal amount	660.7	751.6
Less: unamortized debt discounts, premiums, and issuance costs	(11.8)	(15.0)
Less: current portion of long-term debt	(94.1)	(87.5)
ProFrac Holding Corp. long-term debt, net	554.8	649.1

Alpine Subsidiary:
Alpine 2023 Term Loan	320.0	350.0
Other	1.0	0.8
Finance lease obligations	4.1	7.2
Alpine principal amount	325.1	358.0
Less: unamortized debt discounts, premiums, and issuance costs	(10.2)	(14.5)
Less: current portion of long-term debt	(48.5)	(65.5)
Alpine long-term debt, net	266.4	278.0

Flotek Subsidiary:
Flotek ABL credit facility	3.3	4.7
Finance lease obligations	0.4	—
Flotek PWRtek Note (1)	40.0	—
Flotek other	—	0.1
Flotek principal amount	43.7	4.8
Less: unamortized debt discounts, premiums, and issuance costs	(0.4)	—
Less: current portion of long-term debt	(3.5)	(4.8)
Flotek long-term debt, net	39.8	—

Other Subsidiaries:
Revolving credit facility	2.9	5.4
Finance lease obligations	6.2	6.4
Other	9.5	12.7
Other subsidiaries principal amount	18.6	24.5
Less: unamortized debt discounts, premiums, and issuance costs	(0.4)	(0.4)
Less: current portion of long-term debt	(3.6)	(6.8)
Other subsidiaries long-term debt, net	14.6	17.3

Consolidated:
Total principal amount	1,048.1	1,138.9
Less: unamortized debt discounts, premiums, and issuance costs	(22.8)	(29.9)
Less: current portion of long-term debt	(149.7)	(164.6)
Total long-term debt, net	$875.6	$944.4

(1) Related party debt agreements

Senior Secured Notes Due 2029

In December 2023, ProFrac Holdings II, LLC completed an offering of $520 million of senior secured floating rate notes due in December 2029 in a private offering to qualified institutional buyers (“2029 Senior Notes”). The Company primarily used these proceeds to repay outstanding principal amounts of other existing debt. The 2029 Senior Notes were issued at a

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

discount of $5.2 million for aggregate consideration of $514.8 million and resulted in net proceeds to the Company of $498.8 million after debt issuance costs of $16.0 million.

In June 2024, ProFrac Holdings II, LLC issued an additional $120 million aggregate principal amount of its 2029 Senior Notes at par to Beal Bank and Beal Bank USA in connection with our acquisition of AST. In 2025, ProFrac Holdings II, LLC issued an additional $60 million aggregate principal amount of its 2029 Senior Notes at par to Beal Bank USA and Wilks Brothers, LLC, which is a Wilks Party, in a private placement to fund capital expenditures with any remaining proceeds used for general corporate purposes. These notes were issued as additional notes pursuant to the original indenture as amended. These new notes and the notes previously issued under the indenture are treated as a single series of securities under the indenture and the new notes have substantially identical terms, other than the issue date, issue price and first payment date, as the existing notes and are secured by a security interest in the same collateral.

We made principal payments on our 2029 Senior Notes of $73.9 million and $55.8 million in 2025 and 2024, respectively.

The 2029 Senior Notes bear interest at an adjusted Secured Overnight Financing Rate (“Adjusted SOFR”) plus a margin of 7.25% per annum with a 2.00% Adjusted SOFR floor. The Adjusted SOFR rate is equal to the applicable Secured Overnight Financing Rate plus 0.26161% per annum. Interest is payable quarterly, in arrears, on March 31, June 30, September 30 and December 31. The effective interest rate was 12.4% as of December 31, 2025.

The 2029 Senior Notes require minimum quarterly payments including principal payments of $11.9 million on June 30, 2024, September 30, 2024, and December 31, 2024; $17.9 million on March 31, 2025 and June 30, 2025; $18.5 million on September 30, 2025; $19.6 million on December 31, 2025; and $19.6 million at the end of each calendar quarter thereafter. The 2029 Senior Notes are redeemable, at our option, beginning on January 15, 2025, at a premium of 5% through January 14, 2026. This premium declines to 2.0% through January 14, 2027, and 1.0% through January 14, 2028, after which we may redeem the 2029 Senior Notes at par value.

The obligation to pay principal and interest on the 2029 Senior Notes is jointly and severally guaranteed on a full and unconditional basis by ProFrac LLC, and subject to certain exceptions, our domestic subsidiaries other than the Alpine subsidiaries. The 2029 Senior Notes are secured on a first priority basis by substantially all of the assets of ProFrac Corp. and ProFrac LLC, and subject to certain exceptions, our domestic subsidiaries other than the Alpine subsidiaries.

The 2029 Senior Notes contain a covenant requiring us to maintain a minimum loan to value (“LTV”) ratio of 0.77 to 1.00 in 2026, and 0.75 to 1.00 thereafter. This ratio is the aggregate unpaid principal amount of the 2029 Senior Notes divided by the orderly liquidation value of our applicable assets. The 2029 Senior Notes contain covenants that could, in certain circumstances, limit our ability to issue additional debt, repurchase or pay dividends on our common or preferred stock, sell our assets, or enter into certain other transactions. We were in compliance with all of the covenants in the indenture governing our 2029 Senior Notes at December 31, 2025.

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

Borrowings under the Alpine 2023 Term Loan accrue interest at either an Adjusted SOFR rate or a base rate, plus an applicable margin of 7.25% per annum with a 3.00% Adjusted SOFR floor. The Adjusted SOFR rate is equal to the applicable Secured Overnight Financing Rate plus 0.11448% per annum. The effective interest rate was 12.6% as of December 31, 2025.

The Alpine 2023 Term Loan originally required minimum quarterly payments including principal payments of $5.0 million on June 30, 2024, September 30, 2024, and December 31, 2024, and $15.0 million on the last day of each calendar quarter thereafter. In June 2025, we amended the Alpine 2023 Term Loan. Under the terms of the amendment, the amortization payments required to be made on June 30, 2025, September 30, 2025 and December 31, 2025 were reduced from $15.0 million to $5.0 million and we will pay an exit fee of $3.4 million when the term loan is repaid. In December 2025, we amended the Alpine 2023 Term Loan. Under the terms of the amendment, the amortization payments required to be made on March 31, 2026 and June 30, 2026 were reduced from $15.0 million to $7.5 million.

In connection with any voluntary prepayment of the Alpine 2023 Term Loan made after December 31, 2025 through December 27, 2026, Alpine will incur a premium of 2%. This premium declines to 1.0% for voluntary prepayments made after December 27, 2026 through December 27, 2027. The Alpine 2023 Term Loan may be prepaid at par after December 27, 2027.

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

The Alpine 2023 Term Loan is guaranteed by ProFrac Holding Corp. and all of Alpine’s subsidiaries. The Alpine 2023 Term Loan is secured by a lien on, and security interest in, substantially all of Alpine’s assets.

The Alpine 2023 Term Loan originally contained a covenant commencing with the fiscal quarter ending September 30, 2024, requiring Alpine not to exceed a maximum Total Net Leverage Ratio (as defined in the Alpine Term Loan Credit Agreement) of 2.00 to 1.00. This ratio is generally the consolidated total debt of Alpine divided by an adjusted EBITDA calculation. This covenant has been amended to commence testing compliance with the Total Net Leverage Ratio with the fiscal quarter ending on March 31, 2028. The Alpine 2023 Term Loan contains covenants that limit Alpine’s ability to issue additional debt, pay dividends or distributions, sell its assets, or enter into certain other transactions.

As a result of Alpine’s lower operating results in 2025 and 2024, Alpine is closely monitoring its forthcoming compliance obligations with the Total Net Leverage Ratio covenant. While there can be no assurance, Alpine believes that it will be able to meet, modify, or further defer this debt covenant.

Alpine was in compliance with all other covenants, and there were no existing defaults or events of default related to the Alpine 2023 Term Loan as of December 31, 2025.

2022 ABL Credit Facility

In March 2022, ProFrac LLC, ProFrac II, LLC, as borrower, and certain of the Company’s wholly owned subsidiaries as obligors, entered into a senior secured asset-based revolving credit agreement that was scheduled to expire on March 4, 2027 (as amended, the “2022 ABL Credit Facility”), with a group of lenders with JPMorgan Chase Bank N.A., as administrative agent and collateral agent. On March 3, 2026, we entered into an amendment to the 2022 ABL Credit Facility pursuant to which, among other changes, the scheduled maturity date of the facility was extended six months to September 3, 2027. See “Note 18. Subsequent Events” for additional information. The below disclosures are as of December 31, 2025, and before the March 3, 2026 amendment.

The 2022 ABL Credit Facility, as amended, provides for a maximum availability of $325.0 million. The maximum availability of credit under the 2022 ABL Credit Facility is limited at any time to the lesser of the lenders’ committed amounts or a borrowing base. The borrowing base is based on percentages of eligible accounts receivable and eligible inventory, which serve as collateral for the ABL Credit Facility, and is subject to certain reserves. Assets of our Alpine subsidiary are excluded from the borrowing base. If at any time borrowings and letters of credit issued under the credit facility exceed the borrowing base, we will be required to repay an amount equal to such excess. As of December 31, 2025, the maximum availability under the ABL credit facility was limited to our eligible borrowing base of $220.4 million with $69.2 million of borrowings outstanding and $15.8 million of letters of credit outstanding, resulting in approximately $135.4 million of remaining availability.

Borrowings under the 2022 ABL Credit Facility accrue interest at either a SOFR rate or a base rate, plus an applicable margin. The applicable margin for SOFR rate loans ranges from 1.5% to 2.0% and for base rate loans ranges from 0.5% to 1.0%. The 2022 ABL Credit Facility bears an unused line fee ranging from 0.250% to 0.375%. The effective interest rate was 7.5% as of December 31, 2025.

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

The 2022 ABL Credit Facility contains certain customary representations and warranties and affirmative and negative covenants. The negative covenants include, subject to customary exceptions, limitations on indebtedness, dividends, distributions and certain other payments, investments, acquisitions, prepayments of specified junior indebtedness, amendments of specified junior indebtedness, transactions with affiliates, dispositions, mergers and consolidations, liens, restrictive agreements, sale and leaseback transactions, changes in fiscal periods and changes in line of business. The Company was in compliance with all covenants, and there were no existing defaults or events of default related to the 2022 ABL Credit Facility as of December 31, 2025.

Equify Notes

In connection with an acquisition in 2022, we assumed two equipment financing notes with Equify Financial, LLC, a related party to the Company controlled by the Wilks Parties. At acquisition, these notes had principal balances of $11.9 million and $12.3 million, have terms through August 2027 and October 2027, and bear interest at an annual rate of 14.8% and 15.5%, respectively. The Equify Notes were initially measured at fair value in connection with the acquisition, resulting in recording a debt premium of $3.6 million. We amortize such premium as an adjustment to interest expense using the effective interest

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

method over the term of the Equify Notes. As of December 31, 2025, the effective interest rates on the Equify Notes were 3.4% and 4.2%. These notes are collateralized by certain equipment in our Stimulation Services segment.

Flotek PWRtek Note

In April 2025, Flotek acquired certain gas conditioning equipment from our Stimulation Services segment for total consideration of $107.5 million and our Stimulation Services segment leased these assets back from Flotek for a six year term. The effects of this sale-leaseback transaction have been eliminated from our consolidated financial statements. Part of the $107.5 million consideration was a $40.0 million intercompany note payable from Flotek to our Stimulation Services segment (“Flotek PWRtek Note”). In November 2025, the Stimulation Services segment agreed to assign this note receivable to PC Energy Credit I, LLC, a related party to the Company controlled by the Wilks Parties, in exchange for cash consideration of $40.4 million, which represented the sum of the unpaid principal amount of the note and all accrued and unpaid interest on the note through the closing date.

The Flotek PWRtek Note matures on April 28, 2030, and bears interest at an annual rate of 10%. Interest is payable quarterly, in arrears, on January 1, April 1, July 1 and October 1. Interest payments may be paid in cash or in-kind and added to the principal amount outstanding of the note. The effective interest rate was 10.2% as of December 31, 2025.

The Flotek PWRtek Note may be prepaid, at our option, at a premium. This premium is determined by calculating the net present value of the interest that would be owed on the prepayment principal amount through the maturity date. This premium no longer applies if Flotek declares a certain level of dividend.

The obligation to pay principal and interest on the Flotek PWRtek Note is jointly and severally guaranteed on a full and unconditional basis by Flotek. The Flotek PWRtek Note is secured by certain assets of Flotek.

The Flotek PWRtek Note contains covenants that could, in certain circumstances, limit Flotek’s ability to issue additional debt, repurchase or pay dividends on its common stock, sell its assets, or enter into certain other transactions. Flotek was in compliance with all of the covenants in the Flotek PWRtek Note at December 31, 2025.

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

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

Maturities of Debt

As of December 31, 2025, the principal maturity schedule for our debt outstanding is as follows:

	2026	2027	2028	2029	2030	Thereafter	Total
ProFrac Holding Corp.:
2029 Senior Notes	78.4	78.5	78.5	335.0	—	—	570.4
2022 ABL Credit Facility	—	69.2	—	—	—	—	69.2
Equify Notes (1)	5.0	3.3	—	—	—	—	8.3
Finance lease obligations	2.0	1.8	0.3	—	—	—	4.1
Other	8.7	—	—	—	—	—	8.7
ProFrac Holding Corp. principal amount	94.1	152.8	78.8	335.0	—	—	660.7

Alpine Subsidiary:
Alpine 2023 Term Loan	45.0	60.0	60.0	155.0	—	—	320.0
Other	0.5	0.4	0.1	—	—	—	1.0
Finance lease obligations	3.0	0.9	0.2	—	—	—	4.1
Alpine principal amount	48.5	61.3	60.3	155.0	—	—	325.1

Flotek Subsidiary:
Flotek ABL credit facility	3.3	—	—	—	—	—	3.3
Finance lease obligations	0.2	0.2	—	—	—	—	0.4
Flotek PWRtek Note (1)	—	—	—	—	40.0	—	40.0
Flotek principal amount	3.5	0.2	—	—	40.0	—	43.7

Other Subsidiaries:
Revolving credit facility	2.9	—	—	—	—	—	2.9
Finance lease obligations	0.3	0.3	0.3	0.3	0.4	4.6	6.2
Other	0.4	0.4	0.5	0.5	0.5	7.2	9.5
Other subsidiaries principal amount	3.6	0.7	0.8	0.8	0.9	11.8	18.6

Total principal amount	$149.7	$215.0	$139.9	$490.8	$40.9	$11.8	$1,048.1

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

Our finance lease balances are as follows:

		December 31,
	Consolidated Balance Sheet Location	2025	2024
Assets:
Finance lease right-of-use assets	Property, plant, and equipment, net	$14.4	$19.4
Liabilities:
Current portion of finance lease liabilities	Current portion of long-term debt	$5.5	$7.7
Finance lease liabilities	Long-term debt	$9.3	$12.2

The components of our lease costs are as follows:

	Year Ended December 31,
	2025	2024	2023
Operating lease costs	$60.2	$36.9	$45.8
Short-term lease costs	27.0	27.7	32.3
Finance lease costs:
Amortization of right-of-use assets	7.6	7.3	5.1
Interest on lease liabilities	1.0	1.2	1.0
Total lease costs	$95.8	$73.1	$84.2

The weighted-average remaining lease term and discount rates used in the measurement of our right-of-use assets and lease liabilities are as follows:

	Year Ended December 31,
	2025	2024	2023
Weighted-average remaining lease term:
Operating leases	4.4 years	5.9 years	6.4 years
Finance leases	6.6 years	6.3 years	3.7 years
Weighted average discount rate:
Operating leases	8.8%	8.1%	5.9%
Finance leases	6.7%	5.5%	7.8%

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

The following table includes other supplemental information for our leases:

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease obligations:
Operating leases	$61.6	$37.6	$46.4
Finance leases	$8.9	$8.4	$6.2
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$34.7	$103.4	$11.9
Finance leases	$2.6	$9.9	$8.6

As of December 31, 2025, the future maturities of our lease liabilities are as follows:

Fiscal Year	Operating Leases	Finance Leases
2026	$56.3	$6.2
2027	50.4	3.8
2028	33.1	1.1
2029	13.5	0.6
2030	12.4	0.6
Thereafter	24.2	5.7
Total lease payments	189.9	18.0
Less imputed interest	(29.6)	(3.2)
Total lease liabilities	$160.3	$14.8

9. EQUITY

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

The Preferred Stock holders have the option to convert each Preferred Stock share into shares of our common stock at a conversion ratio. The conversion ratio is defined as the Liquidation Preference as of the date of the conversion divided by the conversion price of $20.00, where such conversion price is subject to adjustment upon the occurrence of specified events set forth under terms of the Preferred Stock. At December 31, 2025, the Preferred Stock was convertible into 3.0 million common shares.

The Preferred Stock is redeemable at the Company's option at any time. The redemption price per share is an amount in cash equal to the Liquidation Preference as of the date of redemption multiplied by 1.15 (“Redemption Amount”). As of December 31, 2025, the Redemption Amount of the Preferred Stock would be $68.8 million.

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

Class A Common Stock

In August 2025, we issued 20.6 million shares of Class A common stock, par value $0.01 per share at an offering price of $4.00 per share. The issuance of these shares generated net proceeds of $79.0 million, after deducting underwriter discounts and commissions and offering costs. The Wilks Parties bought 5.0 million shares of these Class A common stock, generating $20.0 million of gross proceeds. We used the net proceeds from this offering to repay borrowings outstanding under our 2022 ABL Credit Facility, to pursue potential investment opportunities and for working capital and other general corporate purposes.

10. OTHER OPERATING EXPENSE, NET

Other operating expense, net is comprised of the following:

	Year Ended December 31,
	2025	2024	2023
Litigation expenses and accruals for legal contingencies	$11.0	$15.7	$34.1
Provision for credit losses, net of recoveries	13.7	—	0.1
Loss (gain) on insurance recoveries	0.3	(4.9)	—
Transaction costs	8.0	3.9	—
Lease termination	1.1	—	—
Severance charges	0.4	2.5	1.1
(Gain) loss on disposal of assets	18.1	0.3	(1.7)
Inventory write-down	0.8	—	—
Supply commitment charge	—	9.6	—
Acquisition earnout adjustments	—	—	(6.6)
Total	$53.4	$27.1	$27.0

Litigation expenses and accruals for legal contingencies generally represent legal and professional fees incurred in significant litigation as well as estimates for loss contingencies with regards to certain vendor disputes and litigation matters. In 2025, substantially all of these costs represent litigation costs incurred in connection with certain patent infringement lawsuits. In 2024, substantially all of these costs represent litigation costs incurred in connection with certain patent infringement lawsuits with Halliburton Company, which were settled in September 2024. In 2023 more than half of these costs were related to litigation costs incurred in connection with the lawsuits against Halliburton.

Provision for credit losses in 2025 primarily related to a revised estimate of the payments to be received from an insolvent customer.

Gain on insurance recoveries consists of insurance proceeds received for accidentally damaged or destroyed equipment in excess of its carrying value.

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

Transaction costs in 2025 represent legal and professional fees incurred for strategic initiatives. Transaction costs for 2024 represent deferred costs incurred for Alpine's initial public offering that were charged to earnings as a result of its postponement.

Severance charges related to the departure of certain highly-compensated employees.

Gain or loss on disposal of assets, net consists of gains or losses on excess property, early equipment failures, and other asset dispositions. In 2025, loss on disposal of assets included the scrapping of certain equipment that was determined to be uneconomical to repair.

Inventory write-down for 2025 was recorded to reduce the inventory held at our Merryville sand mine to its net realizable value. See "Note 5. Impairments" for discussion of the impairment of long-lived assets at our Merryville sand mine.

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

11. STOCK-BASED COMPENSATION

The compensation cost charged against income for all stock-based compensation was $10.4 million, $7.3 million, and $29.8 million in 2025, 2024, and 2023, respectively and was classified as selling, general, and administrative expenses in our consolidated statements of operations. The total income tax benefit for all stock-based compensation was $1.4 million, $0.3 million and $0.2 million in 2025, 2024, and 2023 respectively; however, such benefit was substantially offset by the valuation allowance against our deferred tax assets.

Long Term Incentive Plan

In May 2022, we adopted the ProFrac Holding Corp. 2022 Long Term Incentive Plan (“2022 Plan”) to attract and retain officers, employees, directors, and other key personnel and to provide those persons incentives and awards for performance. The 2022 Plan originally allocated 3,120,708 shares of our Class A Common Stock in the form of incentive stock options, non-qualified stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, or other stock-based awards. As of December 31, 2025, up to 756,173 shares were available for future grants under the 2022 Plan.

Pursuant to the 2022 Plan, we have granted time-based vesting RSUs to certain employees and directors. The RSUs granted generally vest over one to three years from the grant date. RSUs are generally equity awards settled in stock for directors and executive officers of the company and liability awards settled in cash for other employees. In 2025, the Company elected to pay cash to settle vested equity RSUs for our executive officers. The Company currently intends to settle future vested executive officer awards in cash until more shares are authorized under the 2022 Plan. As a result, outstanding equity awards for executive officers were considered modified to liability awards and awards granted to executive officers in 2025 were classified as liability awards upon grant. The grant date fair value of equity RSUs is determined using the closing price of our Class A Common Stock on the grant date.

The following table summarizes the current year activity related to our time-based vesting RSUs:

	Liability Awards	Equity Awards
	RSU's	RSU's	Grant Date Weighted- Average Fair Value per Unit
Unvested balance at December 31, 2024	—	440,053	$9.74
Vested	—	(239,144)	10.36
Reclassified to liability award	200,909	(200,909)	9.01
Granted	621,691	94,580	7.93
Forfeited	(53,722)	(18,916)	7.93
Unvested balance at December 31, 2025	768,878	75,664	$7.93

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

Stock-based compensation expense for these RSUs was $2.7 million, $5.9 million, and $9.3 million in 2025, 2024 and 2023, respectively. The weighted-average grant-date fair value per share of equity RSUs granted was $7.93, $8.61, and $11.94 in 2025, 2024 and 2023, respectively. The weighted-average fair value of equity RSUs vested was $10.36 and $12.10 in 2025 and 2024, respectively. As of December 31, 2025, there was $3.1 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.6 years. As of December 31, 2025, we recorded a liability of $0.9 million for liability RSUs. The amount of cash paid to settled vested liability RSUs was zero in 2025, 2024 and 2023. The amount of cash paid to settle vested equity RSUs was $0.9 million in 2025.

Pursuant to the 2022 Plan, the Company authorized performance-based vesting RSUs (“PRSU”) to our executive officers. The PRSUs that met the definition of having a grant date for accounting purposes have a service component that vests over one to three years from the grant date and multiple performance conditions. The Company currently intends to settle future vested executive officer awards in cash until more shares are authorized under the 2022 Plan. As a result, awards granted to executive officers in 2025 were classified as liability awards upon grant. The performance conditions are based on an earnings metric and a cash flow metric and have an achievement range of 0% to 200% of the PRSUs granted. We recognize stock-based compensation expense for the awards we estimate will ultimately vest under the performance conditions. The grant date fair value of equity PRSUs is determined using the closing price of our Class A Common Stock on the grant date.

The following table summarizes the current year activity related to our performance-based vesting RSUs:

	Liability Awards	Equity Awards
	PRSU's	PRSU's	Grant Date Weighted- Average Fair Value per Unit
Unvested balance at December 31, 2024	—	20,916	$9.16
Granted	446,104	—
Vested	(24,543)	(6,610)	9.14
Reclassified to liability award	3,580	(3,580)	9.16
Performance adjustment	(363,773)	—
Forfeited	(23,114)	(10,726)	9.18
Unvested balance at December 31, 2025	38,254	—

Stock-based compensation expense for these PRSUs was $0.3 million and $0.1 million in 2025 and 2024 respectively. The weighted-average grant-date fair value per share of equity PRSUs granted was zero, $9.16 and $12.65 in 2025, 2024 and 2023, respectively. The weighted-average fair value of equity PRSUs vested was $9.14 in 2025 and zero in 2024 and 2023. As of December 31, 2025, there was $0.3 million of total unrecognized compensation cost related to unvested PRSUs, which is expected to be recognized over a weighted average period of 1.9 years. As of December 31, 2025, we recorded a liability of $0.3 million for liability PRSUs. The amount of cash paid to settle vested liability PRSUs was $0.1 million in 2025 and zero in 2024 and 2023. The amount of cash paid to settle vested equity PRSUs was zero million in 2025.

Flotek Stock-Based Compensation

Flotek stockholders have approved long-term incentive plans under which Flotek may grant equity awards to officers, key employees, non-employee directors and service providers in the form of stock options, restricted stock, restricted stock units, and certain other incentive awards. Stock-based compensation expense related to Flotek awards was $2.3 million, $0.8 million and $0.3 million in 2025, 2024 and 2023, respectively. As of December 31, 2025, there was $5.5 million of unrecognized compensation cost for Flotek equity awards, which is expected to be recognized over a weighted-average period of 1.6 years.

Wilks Brothers, LLC Management Fee

In 2025, the Company and Wilks Brothers, LLC agreed to settle the second, third and fourth quarter management fee payments in shares of common stock. The number of shares of common stock to be issued is calculated by dividing the quarterly management fee by the 10-day VWAP for the common stock at the end of each quarter. Approximately $5.0

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

million of stock-based compensation expense was recognized in 2025 related to this agreement. The number of shares to be issued under this agreement is 1.1 million shares.

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

The grant date fair value of this award was estimated to be $45.3 million and was recognized over the estimated derived service period of approximately one year. The grant date fair value and the derived service period of this award was determined using a Monte Carlo simulation method, which incorporates the possibility that the market capitalization targets may not be satisfied. The Monte Carlo simulation is affected by a number of variables, including the fair value of our underlying common shares ($18.00 at grant date), the expected common share price volatility over the expected term (79.2%), the expected dividend yield of our common shares over the expected term (0.0%), the risk-free interest rates over the expected term (2.86%), and the performance period of the award (five years).

The derived service period for the award was determined based on the median vesting time for the simulations that achieved the vesting hurdle. Stock-based compensation expense associated with this award was recognized over the derived service period. Stock-based compensation expense for this award was $19.7 million in 2023. As of December 31, 2023 and thereafter, there was no unrecognized compensation cost related to this award.

12. INCOME TAXES

ProFrac Corp. is a taxable entity and is required to account for income taxes under the asset and liability method. In connection with the Redemption in April 2023, ProFrac LLC became wholly owned by ProFrac Corp. In 2024, we effectuated a legal entity reorganization that resulted in ProFrac LLC becoming a disregarded entity for U.S. federal income tax purposes. As a result, our accounting under the asset and liability method in 2024 and 2025 is based on the underlying assets and liabilities of ProFrac LLC. Flotek is not part of the Company’s consolidated group for income tax purposes. Therefore, we account for Flotek’s income taxes as a stand-alone income tax payor and present its balances combined with the Company’s balances in our disclosures.

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

The following table summarizes the components of income tax expense (benefit):

	Year Ended December 31,
	2025	2024	2023
Current income taxes:
Federal	$0.1	$—	$(1.1)
State	1.0	3.7	2.2
Foreign	0.1	—	—
Total current	1.2	3.7	1.1

Deferred income taxes:
Federal	(13.7)	(9.6)	—
State	(0.4)	(1.1)	0.1
Total deferred	(14.1)	(10.7)	0.1

Income tax expense (benefit)	$(12.9)	$(7.0)	$1.2

Actual income tax expense (benefit) for 2025 differed from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes as follows:

	Year Ended December 31, 2025
	$	%
Income (loss) before income taxes	$(368.4)
Federal income tax expense (benefit) at statutory rate	(77.4)	21.0
State taxes, net of federal benefit	0.4	(0.1)
Foreign tax effects	0.3	(0.1)
Domestic Federal Reconciling Items
Effect of Cross-Border Tax Laws	0.1	—
Changes in valuation allowance	37.6	(10.2)
Nontaxable or nondeductible items	0.7	(0.2)
Other adjustments
Transactions with related parties	25.2	(6.8)
Other items	0.2	(0.1)
Income tax expense (benefit)	$(12.9)	3.5

Actual income tax expense (benefit) for 2023 and 2024 differed from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes as follows:

	Year Ended December 31,
	2024	2023
Income (loss) before income taxes	$(214.8)	$(58.0)
Statutory rate	21%	21%
Federal income tax expense (benefit) at statutory rate	(45.1)	(12.2)
State taxes, net of federal benefit	(0.8)	0.8
Permanent items	3.4	7.2
Other	3.6	(1.3)
Non-controlling interest	—	(10.7)
Business combination adjustment	—	(8.3)
Valuation allowance	31.9	25.7
Income tax expense (benefit)	$(7.0)	$1.2
Effective tax rate	3.3%	-2.1%

The Company’s effective tax rate was generally lower than the federal corporate income tax rate of 21% due to changes in the valuation allowance against our deferred tax assets for all periods. Additionally, our effective tax rate was impacted in

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

2025 because of a permanent book-tax difference in the accounting for a sale-leaseback transaction with Flotek and in 2023 because income allocated to our Class B shareholders before the conversion of our Class B common stock to Class A common stock was not subject to tax on the Company’s tax returns.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA contains, among other provisions, certain changes to U.S. federal income tax laws related to 100% bonus depreciation and the calculation of interest expense deductions, which will reduce our taxable income in 2025 and future years. The accounting for changes in tax rates and tax laws is required to be recognized in the period in which the legislation is enacted. The effects of this tax law change have been incorporated into these consolidated financial statements.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforward	$168.4	$147.1
Interest carryforward	33.2	31.4
Lease liability	35.4	39.8
Intangible assets and goodwill	190.1	198.6
Other	36.2	31.8
Gross deferred tax assets	463.3	448.7
Valuation allowance	(182.5)	(139.2)
Total deferred tax assets	280.8	309.5

Deferred tax liabilities:
Property, Plant & Equipment	(223.4)	(280.2)
Right-of-use asset	(33.9)	(38.2)
Other	(6.3)	(6.0)
Total deferred tax liabilities	(263.6)	(324.4)

Net deferred tax assets (liabilities)	$17.2	$(14.9)

As of December 31, 2025, the Company had approximately $553.0 million of federal net operating loss ("NOL") carryforwards, of which $5.3 million will expire in 2037 with the remaining losses carried forward indefinitely. Of the Company's federal NOLs, $401.6 million are subject to limitation under Section 382.

The Company also has $169.4 million of state NOLs, of which $20.9 million will expire on various dates between 2032 and 2045 with the remaining losses carried forward indefinitely. Of the Company's state NOLs, $119.5 million are subject to limitation under Section 382.

The Company also has $4.2 million of Canadian NOLs that will expire between 2043 and 2045.

We have established a valuation allowance for all deferred tax assets that will not be realized by future taxable income generated by our deferred tax liabilities. Deferred tax assets related to our U.S. federal and state tax net operating losses are still available to us to offset future taxable income, subject to limitations in the event of a change of control under Section 382 of the Internal Revenue Code. At December 31, 2025, we had not incurred such an ownership change.

At each reporting date, we consider all available positive and negative evidence to evaluate whether our deferred tax assets are more likely than not to be realized. A significant piece of negative evidence that we consider is cumulative losses (generally defined as losses before income taxes) incurred in recent years. Such evidence limits our ability to consider other subjective evidence such as our projections for future taxable income. We also concluded that this negative evidence was not overcome by considering other sources of taxable income, which included the reversal of taxable temporary differences and tax-planning strategies.

Flotek has historically maintained a valuation allowance on substantially all of its deferred tax assets. At each reporting date, Flotek considers all available positive and negative evidence to evaluate whether its deferred tax assets are more likely than not to be realized. A significant piece of positive evidence that Flotek considers is whether it has incurred cumulative income (generally defined as income before income taxes) in recent years. Flotek noted that for the three years ended December 31,

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

2025, it recorded a cumulative income before income taxes of more than $50 million. As a result of this positive evidence, Flotek concluded that a valuation allowance was no longer required for a portion of its deferred tax assets at December 31, 2025, because it is more likely than not that the deferred tax assets will be realized.

The Company’s net deferred tax assets of $17.2 million as of December 31, 2025 include $29.0 million of net deferred tax assets from Flotek. Because Flotek is not part of our consolidated group for income tax purposes, we do not offset Flotek’s net deferred tax assets from the Company’s net deferred tax liabilities in our consolidated balance sheets.

At December 31, 2025, we had no liability for uncertain tax positions. We recognize accrued interest and penalties related to any uncertain tax positions as part of income tax expense. At December 31, 2025, we had no accrued interest expense associated with unrecognized tax benefits. Interest expense associated with unrecognized tax benefits was zero for all periods presented.

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

ProFrac Holding Corp and its U.S. subsidiaries join in the filing of a U.S. federal consolidated income tax return. Our income tax returns, along with income tax returns for our acquired subsidiaries, are currently subject to examination in federal and state jurisdictions primarily for tax years from 2021-2024.

The following table summarizes income taxes paid net of refund received:

Year Ended December 31,
2025
US Federal	$0.2
US State and Local
Louisiana	0.3
Pennsylvania	0.2
Texas	1.3
Other	0.1
Total	$2.1

Tax Receivable Agreement

In connection with our initial public offering, ProFrac Corp. entered into a tax receivable agreement (the “TRA”) with certain holders of limited liability company interests in ProFrac LLC (the “TRA Holders”). The TRA generally provides for payment by ProFrac Corp. to the TRA Holders of 85% of the net cash savings, if any, in U.S. federal, state and local income tax and franchise tax that ProFrac Corp. actually realizes (or is deemed to realize in certain circumstances) as a result of (i) certain increases in tax basis that occur as a result of ProFrac Corp.'s acquisition (or deemed acquisition for U.S. federal income tax purposes) of all or a portion of such TRA Holder’s ProFrac LLC units in connection with the initial public offering or the exercise of the Redemption Right (as defined in the TRA) or the Call Right (as defined in the TRA), and (ii) imputed interest deemed to be paid by ProFrac Corp. as a result of, and additional tax basis arising from, any payments ProFrac Corp. makes under the TRA. Payments will generally be made under the TRA as ProFrac Corp. realizes actual cash tax savings from the tax benefits covered by the TRA. As a result of our IPO and the conversion of all our Class B common stock to Class A common stock (see “Note 1. Organization and Description of Business”) and the tax effects of these transactions, we recorded a $82.9 million noncurrent TRA liability. The recognition of the TRA liability was recorded as an equity transaction because the holders of Class B common stock and their affiliates control us through their Class A common stock holdings. As of December 31, 2025, the current liability and noncurrent liability for our TRA obligation was $4.6 million and $82.0 million, respectively.

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

13. EARNINGS PER SHARE

The calculation of earnings per share ("EPS") for our Class A common stock is as follows:

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net loss attributable to ProFrac Holding Corp.	$(369.0)	$(215.1)	$(97.7)
Adjust Series A redeemable convertible preferred stock to its maximum redemption value	(5.3)	(4.8)	(9.8)
Net income (loss) used for basic and diluted earnings per Class A common share	$(374.3)	$(219.9)	$(107.5)

Denominator:
Weighted average Class A common shares	168.3	159.9	130.9
Dilutive potential of restricted stock units	—	—	—
Weighted average Class A common shares — diluted	168.3	159.9	130.9

Basic and diluted earnings per Class A common share	$(2.22)	$(1.38)	$(0.82)

Antidilutive shares:
Common stock equivalents related to Preferred Stock	2.9	2.7	2.5
Restricted stock units which are antidilutive due to net loss position	—	0.1	0.2
Contingently issuable shares	0.3	—	—
Total antidilutive shares	3.2	2.8	2.7

The dilutive potential of restricted stock units was calculated using the treasury stock method. The dilutive potential of our Preferred Stock is calculated using the if-converted method.

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

Purchase Commitments

As of December 31, 2025, we had purchase commitments of $6.5 million in 2025.

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

15. FAIR VALUE MEASUREMENTS

Recurring Measurements

Our assets and liabilities measured at fair value on a recurring basis consist of the following:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
December 31, 2025:
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

The Munger Right Agreement included a ‘Make Whole’ provision. Under the Make Whole provision, as amended, if any seller liquidates 100% of their Class A Common Stock prior to the two-year anniversary of the IPO and the value of the shares sold does not equal such seller’s share of the $30.0 million cash purchase price, then we will pay the difference between their share of the cash purchase price and the amount they ultimately received upon the sale of their Class A shares. This Make Whole provision was accounted for as a written put option with a fair value of $8.6 million as of December 31, 2024 and is presented within other current liabilities in our consolidated balance sheet. The fair value of the Munger make-whole provision was estimated using a Black-Scholes model. The significant unobservable inputs used in the fair value measurement are the risk-free rate and volatility. The Munger make-whole provision was settled in cash in 2025.

The following is a reconciliation of our recurring Level 3 fair value measurements:

	Year Ended December 31,
	2025	2024
Net asset (liability) balance at beginning of period	$(8.6)	$15.9
Transfer of investment in BPC to acquisition purchase consideration	—	(24.9)
Change in fair value of Level 3 fair value measurements	3.7	0.4
Munger liability settled in cash	4.9	—
Net asset (liability) balance at end of period	$—	$(8.6)

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

In 2025 long-lived assets held and used in our Merryville sand mine with a total carrying value of $44.6 million were written down to their fair value of $3.2 million, resulting in an impairment charge of $41.4 million that was included in our operating results for the period. The inputs used to calculate the fair value of these long-lived assets included estimated proceeds to sell these idle assets to market participants, which was based on significant unobservable inputs classified as Level 3 in the fair value hierarchy. A reasonably possible change in any of the inputs within the determination of fair value would not result in a material change to the impairment recorded.

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

16. BUSINESS SEGMENTS

The Company's segments are determined as those operations whose results are reviewed regularly by the chief operating decision maker ("CODM"), who is our Executive Chairman, in deciding how to allocate resources and assess performance. Our CODM manages our business segments primarily by the type of product or services provided. We have four reportable segments which we operate within the United States of America: Stimulation Services, Proppant Production, Manufacturing and Flotek. Amounts in the other category reflect our business activities that are not separately reportable, which includes Livewire Power, LLC (“Livewire”), which we launched in the fourth quarter of 2024. Livewire enables onsite power generation services for oilfield and non-oilfield customers that require off-grid power solutions. In 2025 our Flotek operating segment was identified as a reportable segment due to the quantitative thresholds for reportable segments. Prior-period segment information has been recast to conform to the current presentation.

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

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

Summarized financial information for our reportable segments is as follows:

	Stimulation Services	Proppant Production	Manufacturing	Flotek	Other	Eliminations	Total
Year Ended December 31, 2025:
Revenue
External customers — services	$1,681.8	$—	$—	$—	$0.1	$10.8	$1,692.7
External customers — product sales (1)	—	121.2	37.5	90.4	—	—	249.1
Intercompany (2)	1.1	214.8	174.8	153.2	17.2	(561.1)	—
Total Revenue	$1,682.9	$336.0	$212.3	$243.6	$17.3	$(550.3)	$1,941.8
Cost of revenues, exclusive of depreciation, depletion, and amortization	1,368.1	259.3	174.1	174.8	16.6	(538.3)	1,454.6
Selling, general and administrative, excluding stock-based compensation	108.9	19.7	19.7	30.9	0.9	—	180.1
Other expense (income)	(2.6)	(0.1)	—	(0.3)	—	—	(3.0)
Adjusted EBITDA (3)	$208.5	$57.1	$18.5	$38.2	$(0.2)	$(12.0)	$310.1
Depreciation, depletion and amortization	321.5	76.6	15.3	3.5	1.8	(2.4)	416.3
Investment in property, plant & equipment	144.7	23.3	1.9	8.9	3.0	(11.9)	169.9

As of December 31, 2025:
Cash and cash equivalents	$14.0	$1.1	$2.1	$5.7	$—	$—	$22.9
Total current assets	403.1	78.5	315.7	110.4	3.5	(427.7)	483.5
Property, plant, and equipment, net (4)	669.4	725.6	42.7	29.6	10.4	(13.4)	1,464.3
Total assets	2,795.6	1,115.8	455.8	266.2	37.0	(2,097.3)	2,573.1
Current portion of long-term debt	94.1	48.5	3.6	3.5	—	—	149.7
Long-term debt	554.8	266.4	14.6	39.8	—	—	875.6
Total liabilities	1,855.2	425.2	378.0	114.2	41.9	(1,122.1)	1,692.4

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

	Stimulation Services	Proppant Production	Manufacturing	Flotek	Other	Eliminations	Total
Year Ended December 31, 2024:
Revenue
External customers — services	$1,886.7	$—	$—	$—	$—	$—	$1,886.7
External customers — product sales (1)	—	181.5	50.8	71.3	0.6	—	304.2
Intercompany (2)	27.7	65.0	172.0	121.1	2.5	(388.3)	—
Total Revenue	$1,914.4	$246.5	$222.8	$192.4	$3.1	$(388.3)	$2,190.9
Cost of revenues, exclusive of depreciation, depletion, and amortization	1,394.8	137.6	190.5	147.5	5.0	(380.3)	1,495.1
Selling, general and administrative, excluding stock-based compensation	123.6	23.3	24.6	24.8	1.0	—	197.3
Other expense (income)	(2.7)	—	0.1	—	—	—	(2.6)
Adjusted EBITDA (3)	$398.7	$85.6	$7.6	$20.1	$(2.9)	$(8.0)	$501.1
Depreciation, depletion and amortization	348.5	77.8	13.8	2.8	—	(0.7)	$442.2
Investment in property, plant & equipment	216.8	23.5	8.6	1.6	9.2	(4.7)	$255.0

As of December 31, 2024:
Cash and cash equivalents	$8.7	$—	$1.7	$4.4	$—	$—	$14.8
Total current assets	466.9	71.4	255.3	89.9	5.4	(314.8)	574.1
Property, plant, and equipment, net (4)	839.3	817.6	82.5	16.7	9.2	(4.1)	1,761.2
Total assets	2,911.3	929.5	443.2	204.7	44.9	(1,545.5)	2,988.1
Current portion of long-term debt	87.5	65.5	6.8	4.8	—	—	164.6
Long-term debt	649.1	278.0	17.3	—	—	—	944.4
Total liabilities	1,891.4	124.2	360.7	56.2	47.7	(631.7)	1,848.5

Year Ended December 31, 2023:
Revenue
External customers — services	$2,274.2	$—	$—	$—	$—	$—	$2,274.2
External customers — product sales (1)	—	270.2	19.0	66.6	—	—	355.8
Intercompany (2)	17.0	113.1	157.1	126.4	—	(413.6)	—
Total Revenue	$2,291.2	$383.3	$176.1	$193.0	$—	$(413.6)	$2,630.0
Cost of revenues, exclusive of depreciation, depletion, and amortization	1,668.9	171.6	147.0	166.2	—	(413.6)	1,740.1
Selling, general and administrative, excluding stock-based compensation	147.0	13.8	14.6	28.4	—	—	203.8
Other expense (income)	(2.1)	(0.2)	—	—	—	—	(2.3)
Adjusted EBITDA (3)	$477.4	$198.1	$14.5	$(1.6)	$—	$—	$688.4
Depreciation, depletion and amortization	363.0	68.1	4.2	3.1	—	—	$438.4
Investment in property, plant & equipment	221.8	40.9	3.3	1.0	—	—	$267.0

(1)
Our Proppant Production segment recognized noncash revenue associated with acquired contract liabilities of $7.6 million, $43.7 million and $57.5 million in 2025, 2024 and 2023, respectively.
(2)
Flotek recorded $27.4 million. $32.5 million and $20.1 million of revenue in 2025, 2024 and 2023, respectively, related to contract shortfalls because the Stimulation Services segment did not purchase the minimum contractual commitment of chemistry products from Flotek.
(3)
Adjusted EBITDA for the stimulated services segment included an intercompany supply commitment charge of $27.4 million, $32.5 million and $20.1 million in 2025, 2024 and 2023, respectively, because this segment did not purchase the minimum contractual commitment of chemistry products from Flotek.

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

(4)
In April 2025, Flotek acquired certain gas conditioning equipment from our Stimulation Services segment for total consideration of $107.5 million and our Stimulation Services segment leased these assets back from Flotek for a six year term. We believe this Flotek partnership provides ownership exposure to a highly-scalable gas quality and asset integrity business. The effects of this sale-leaseback transaction have been eliminated from our consolidated financial statements.

The following table reconciles consolidated Adjusted EBITDA to net income (loss):

	Year Ended December 31,
	2025	2024	2023
Adjusted EBITDA of reportable segments	$310.1	$501.1	$688.4
Interest expense, net	(138.8)	(156.6)	(154.9)
Depreciation, depletion and amortization	(416.3)	(442.2)	(438.4)
Income tax benefit (expense)	12.9	7.0	(1.2)
Gain (loss) on disposal of assets, net	(18.1)	(0.3)	1.7
Loss on extinguishment of debt	—	(0.8)	(33.5)
Acquisition earnout adjustment	—	—	6.6
Provision for credit losses, net of recoveries	(13.7)	—	(0.1)
Stock-based compensation (1)	(10.4)	(7.3)	(10.1)
Stock-based compensation related to deemed contributions (1)	—	—	(19.7)
Lease termination	(1.1)	—	—
Transaction costs	(8.0)	(3.9)	—
Severance charges	(0.4)	(2.5)	(1.1)
Acquisition and integration costs	(0.2)	(7.8)	(21.8)
Supply commitment charges	—	(9.6)	—
Impairment of long-lived assets and goodwill	(52.6)	(74.5)	(2.5)
Inventory write-down	(0.8)	—	—
Gain (loss) on insurance recoveries	(0.3)	4.9	—
Litigation expenses and accruals for legal contingencies	(11.0)	(15.7)	(34.1)
Gain (loss) on investments, net	(6.8)	0.4	(38.5)
Net loss	$(355.5)	$(207.8)	$(59.2)

(1)
Stock-based compensation and stock-based compensation related to deemed contributions are reported in “Selling, general and administrative” in the consolidated statements of operations and are not allocated to the segments.

17. RELATED PARTY TRANSACTIONS

In the normal course of business, we have entered into transactions with related parties where the Wilks Parties hold a controlling financial interest. In the three year period ended December 31, 2025, the Company had related party transactions with the following related party entities:

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
•
PC Energy Credit I, LLC (“PC Energy”) is an investment company that provides financing to its customers, including the Company. Amounts paid to PC Energy are recorded in interest expense in our consolidated statements of operations, and repayments of long-term debt in our consolidated statements of cash flows. See “Note 7. Debt” for additional disclosures related to related party credit agreements.
•
Equify Financial, LLC (“Equify Financial”) is a finance company that provides equipment and other financing to its customers, including the Company, and acts as the servicing agent for THRC Holdings, LP (“THRC Holdings”) under an equipment sale-leaseback arrangement between us and THRC Holdings. Amounts paid to Equify Financial are recorded in cost of revenue, interest expense in our consolidated statements of operations, and repayments of long-term debt in our consolidated statements of cash flows. See “Note 7. Debt” for additional disclosures related to related party credit agreements.

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

•
Wilks Brothers, LLC (“Wilks Brothers”) is a management company which provides administrative support to various businesses within its portfolio. Wilks Brothers and certain entities under its control will at times incur expenses on our behalf, billing us for these expenses at cost as well as certain management fees. Amounts paid to Wilks Brothers are generally recorded in selling, general and administrative expenses in our consolidated statements of operations. Payments made to Cisco Aero, LLC in 2024 have been reclassified to Wilks Brothers in the tables below to conform to current year presentation.
•
Interstate Explorations, LLC (“Interstate”) is an exploration and development company for which we perform pressure pumping services.
•
Flying A Pump Services, LLC (“Flying A”), along with its subsidiary MGB Manufacturing, LLC (“MG Bryan”), is an oilfield services company which provides pressure pumping, acid and cementing services. We rent and sell equipment and frac fleet components, and at times sell proppant, to Flying A. We also pay Flying A to rent, repair, or sell equipment or frac fleet components.
•
MC Estates, LLC, The Shops at Crown Park, LLC (d/b/a The Shops at Willow Park), FTSI Industrial, LLC, 6100 IH 20, LLC (f/k/a 420 Shops Blvd, LLC), and Wilks Ranch Texas, LLC (collectively, the “Related Lessors”) own various industrial parks and office space leased by us. Amounts paid to the Related Lessors are recorded in selling, general and administrative expenses in our consolidated statements of operations.
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

The following table summarizes revenue from related parties:

	Year Ended December 31,
	2025	2024	2023
Flying A	$6.3	$23.6	$6.7
Carbo	—	—	0.7
Total	$6.3	$23.6	$7.4

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

The following table summarizes expenditures with related parties:

	Year Ended December 31,
	2025	2024	2023
Logistix IQ	$143.4	$86.2	$134.0
Flying A	2.8	—	—
FHE	—	—	3.3
Wilks Brothers (1)	7.5	9.1	19.2
Related Lessors	15.9	15.2	13.2
Wilks Construction	8.4	—	6.8
Wilks Earthworks	27.1	11.7	9.1
Equify Financial	18.1	10.2	8.7
3 Twenty-Three	—	—	1.3
Carbo	2.3	1.7	1.6
Total	$225.5	$134.1	$197.2

The following table summarizes accounts receivable–related party:

	December 31,
	2025	2024
Flying A	$18.8	$15.7
Wilks Construction	0.8	—
Interstate	0.3	0.4
Total	$19.9	$16.1

The following table summarizes accounts payable–related party:

	December 31,
	2025	2024
Logistix IQ	$27.6	$11.6
Wilks Brothers (1)	5.5	3.2
Wilks Earthworks	5.2	2.8
Related Lessors	0.1	0.1
Flying A	2.8	—
Carbo	1.0	0.4
Total	$42.2	$18.1

(1)
In 2025 the Company and Wilks Brothers agreed to settle the second, third and fourth quarter management fee payments under a service agreement in shares of common stock. The number of shares of common stock to be issued is calculated by dividing the management fee payment by the 10-day VWAP of common stock at the end of each quarter. Approximately $5.0 million of expenditures were recorded as stock-based compensation expense in 2025 related to this agreement.

In December 2025, we entered into an agreement with MG Bryan pursuant to which MG Bryan will provide equipment brokerage services to us on an as needed, commission basis.

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

In September 2025, we entered into four lease agreements with Flying A to rent pressure pumping equipment at a monthly rental rate of $75,000 per lease. The leases had respective initial terms ending November 1, 2025, November 30, 2025, December 31, 2025, and December 31, 2025, and continue on a month-to-month basis until terminated by us.

In April 2025, we entered into a contract with Wilks Construction to construct new facilities at our San Antonio Sand Mine.

In December 2024, we entered into a master agreement with MG Bryan, under which we have engaged MG Bryan to provide pump refurbishment services.

ProFrac Holding Corp.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in millions, except per share amounts, or where otherwise noted)

In December 2024, we entered into an equipment lease agreement with THRC. See “Note 5. Leases” for discussion.

In August 2024, we entered into a master purchase agreement with Flying A pursuant to which we periodically sell sand to Flying A. In August 2024, we also entered into a consignment agreement with Flying A pursuant to which we periodically sell parts and equipment.

In June 2024, we entered into a real estate lease agreement with a Related Lessor. See “Note 5. Leases” for discussion.

In June 2023 and January 2024, we arranged to sell certain surplus equipment and inventory components and to assign certain pre-orders for equipment to Flying A, at prices which are consistent with fair market value, for a total consideration of $36.3 million and $8.4 million, respectively. We delivered $2.4 million, $12.6 million and $28.9 million of these components to Flying A in 2025, 2024 and 2023, respectively. We expect to deliver the remaining $0.8 million of product to Flying A in 2026. We accounted for the unapplied proceeds from these transactions as related party deposits presented as "Other current liabilities - related party" in our consolidated balance sheets.

In September 2023, the Company entered into a purchase agreement with THRC Holdings, LP and FARJO Holdings, LP, pursuant to which the Company issued and sold 50,000 shares of Preferred Stock for gross proceeds of $50.0 million. THRC Holdings, LP and FARJO Holdings, LP are Wilks Parties. See “Note 9. Equity” for more information.

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

18. SUBSEQUENT EVENTS

In January 2026 ProFrac Holdings II, LLC issued an additional $25.0 million aggregate principal amount of its 2029 Senior Notes at par to Beal Bank USA in a private placement to fund capital expenditures with any remaining proceeds used for general corporate purposes. These notes were issued as additional notes pursuant to the original indenture as amended. These new notes and the notes previously issued under the indenture are treated as a single series of securities under the indenture and the new notes have substantially identical terms, other than the issue date, issue price and first payment date, as the existing notes and are secured by a security interest in the same collateral.

On March 3, 2026, we entered into an amendment to the 2022 ABL Credit Facility pursuant to which, among other changes, (a) the maximum availability under the facility was reduced to $275.0 million, (b) the scheduled maturity date of the facility was extended six months to September 3, 2027, (c) the applicable margin for SOFR rate loans was revised to range from 1.75% to 2.25%, subject to step-ups of 0.25% at three month intervals following the amendment effective date, up to a range from 3.00% to 3.50%, (d) the unused line fee was revised to 0.375% at all times, (e) certain negative covenant exceptions were curtailed or removed and (f) the $15.0 million minimum liquidity covenant was replaced with a $45.0 million minimum availability covenant.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our Executive Chairman (our principal executive officer) and Chief Financial Officer (our principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Executive Chairman and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on its evaluation under this framework, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

Our independent registered public accounting firm, Grant Thornton LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

ProFrac Holding Corp.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of ProFrac Holding Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated March 13, 2026 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

Dallas, Texas

March 13, 2026

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days of December 31, 2025 (the “2025 Proxy Statement”). The Company has adopted an Insider Trading Policy, a copy of which is filed as Exhibit 19 to this Annual Report.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to our 2026 Proxy Statement, which is expected to be filed with the SEC within 120 days of December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our 2026 Proxy Statement, which is expected to be filed with the SEC within 120 days of December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to our 2026 Proxy Statement, which is expected to be filed with the SEC within 120 days of December 31, 2025.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to our 2026 Proxy Statement, which is expected to be filed with the SEC within 120 days of December 31, 2025.

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

Schedule I - Condensed Financial Information of Registrant

ProFrac Holding Corp.

PARENT COMPANY BALANCE SHEETS

(in millions, except per share amounts or where otherwise noted)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash	$2.9	$—
Total current assets	2.9	—
Investment in subsidiaries	881.8	1,171.5
Total assets	$884.7	$1,171.5

LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of tax receivable agreement liability	4.6	3.3
Total current liabilities	4.6	3.3
Deferred tax liabilities	11.8	14.9
Tax receivable agreement liability	82.0	82.9
Total liabilities	98.4	101.1
Commitments and contingencies (Note 14)
Mezzanine equity:
Series A preferred stock, $0.01 par value, 50 thousand shares authorized, 50 thousand and zero shares issued and outstanding	68.8	63.5
Redeemable noncontrolling interest	—	—

Stockholders' equity:
Preferred stock, $0.01 par value, 50.0 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.01 par value, 600.0 shares authorized, 180.9 and 160.2 shares issued and outstanding	1.8	1.5
Class B common stock, $0.01 par value, 400.0 shares authorized, zero and no shares issued and outstanding	—	—
Additional paid-in capital	1,325.9	1,241.2
Accumulated deficit	(610.2)	(235.9)
Accumulated other comprehensive income	—	0.1
Total stockholders' equity attributable to ProFrac Holding Corp.	717.5	1,006.9
Total liabilities, mezzanine equity, and stockholders' equity	$884.7	$1,171.5

The accompanying notes are an integral part of these condensed financial statements.

ProFrac Holding Corp.

PARENT COMPANY STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues	$—	$—	$—
Operating costs and expenses	0.5	0.4	—
Loss before income taxes and equity in income (loss) of subsidiaries	(0.5)	(0.4)	—
Income tax benefit	3.0	10.4	1.0
Income (loss) before equity in income (loss) of subsidiaries	2.5	10.0	1.0
Equity in income (loss) of subsidiaries, net of tax	(371.5)	(225.1)	(56.9)
Net loss	(369.0)	(215.1)	(55.9)
Less: net income attributable to redeemable noncontrolling interests	—	—	(41.8)
Net loss attributable to ProFrac Holding Corp.	$(369.0)	$(215.1)	$(97.7)
Net loss attributable to Class A common shareholders	$(374.3)	$(219.9)	$(107.5)

Loss per Class A common share (basic and diluted)	$(2.22)	$(1.38)	$(0.82)

Weighted average Class A common shares outstanding:
Basic	168.3	159.9	130.9
Diluted	168.3	159.9	130.9

The accompanying notes are an integral part of these condensed financial statements.

ProFrac Holding Corp.

PARENT COMPANY STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(369.0)	$(215.1)	$(55.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in loss (income) of subsidiaries, net of tax	371.5	225.1	56.9
Deferred tax expense (benefit)	(3.1)	(10.7)	—
Distributions received from ProFrac Holdings, LLC	0.3	0.4	0.7
Changes in operating assets and liabilities:
Income tax receivable	—	0.3	2.7
Income tax payable	—	—	(0.1)
Tax receivable agreement liability	0.3	—	—
Net cash provided by operating activities	—	—	4.3

Cash flows from investing activities:
Contributions to ProFrac Holdings, LLC	(76.0)	—	(53.2)
Net cash used in investing activities	(76.0)	—	(53.2)

Cash flows from financing activities:
Proceeds from issuance of Series A preferred stock	—	—	50.0
Payment of Series A preferred stock issuance costs	—	—	(1.1)
Proceeds from issuance of common stock	82.4	—	—
Payment of common stock issuance costs	(3.5)	—	—
Net cash provided by financing activities	78.9	—	48.9

Net increase in cash, cash equivalents, and restricted cash	2.9	—	—
Cash, cash equivalents, and restricted cash beginning of period	—	—	—
Cash, cash equivalents, and restricted cash end of period	$2.9	$—	$—

Supplemental cash flow information:
Cash payments (refunds received) for income taxes, net	$0.3	$0.4	$(3.6)

The accompanying notes are an integral part of these condensed financial statements.

ProFrac Holding Corp.

NOTES TO PARENT COMPANY FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

ProFrac Holding Corp. (“ProFrac Corp.” or “the Company”) is a holding company with substantially all of its assets and operations held by ProFrac Holdings, LLC (“ProFrac LLC”), which is a vertically integrated and innovation-driven energy services holding company providing hydraulic fracturing, proppant production, other completion services and other complementary products and services to leading upstream oil and natural gas companies engaged in the exploration and production of North American unconventional oil and natural gas resources.

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

The condensed parent company financial statements presented herein are those of ProFrac Corp. In these notes to parent company financial statements, ProFrac Corp. and ProFrac LLC together are also referred to as “we,” “us,” “our,” or the “Company.”

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

In April 2023, all the eligible holders of the Units (the “Redeeming Members”) submitted redemption notices with respect to all of their Units, representing an aggregate of 104.2 million ProFrac LLC units (the “Redeemed Units”), together with the surrender and delivery of the same number of shares of our Class B common stock. The Redeeming Members include entities owned or affiliated with ProFrac Corp.'s controlling stockholders, Mr. Dan Wilks and Mr. Farris Wilks, as well as Mr. Matthew D. Wilks, our Executive Chairman, an entity affiliated with Mr. Johnathan L. Wilks, our Chief Executive Officer, and Mr. Coy Randle, a former member of our board of directors.

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

2. PREFERRED STOCK

For details regarding our preferred stock, see “Note 9. Equity” in the notes to our consolidated financial statements.

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
1.1†

Underwriting Agreement, dated August 12, 2025, among ProFrac Holding Corp., J.P. Morgan Securities LLC and Piper Sandler & Co (incorporated by reference to Exhibit 1.1 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on August 14, 2025).

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

4.17

Fifth Supplemental Indenture, dated June 30, 2025, among ProFrac Holdings II, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, calculation agent and collateral agent (incorporated by reference to Exhibit 4.3 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on June 30, 2025).

4.18

Sixth Supplemental Indenture, dated as of January 7, 2026, among ProFrac Holdings II, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, calculation agent and collateral agent (incorporated by reference to Exhibit 4.3 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on January 9, 2026).

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

10.4

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

10.5^

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

10.6^

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

10.8

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

10.9

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

10.10^

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

10.11^

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

10.12

Securities Purchase Agreement dated February 16, 2022 by and between Flotek Industries, Inc. and ProFrac Holdings, LLC (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to ProFrac Holding Corp.’s Registration Statement on Form S-1 (File No. 333-261255) filed with the SEC on March 31, 2022).

10.13

Securities Purchase Agreement between Flotek Industries, Inc. and ProFrac Holdings II, LLC dated June 17, 2022 (incorporated by reference to Exhibit 10.1 to Flotek Industries, Inc.’s Current Report on Form 8-K filed with the SEC on June 23, 2022).

10.14

Purchase and Sale Agreement, dated as of February 18, 2022, by and between ProFrac Holdings, LLC and Wilks Development, LLC (incorporated by reference to Exhibit 10.6 to Amendment No. 3 to ProFrac Holding Corp.’s Registration Statement on Form S-1 (File No. 333-261255) filed with the SEC on April 26, 2022).

10.15

Chemical Products Supply Agreement between Flotek Chemistry, LLC and ProFrac Services, LLC dated February 2, 2022 (incorporated by reference to Exhibit 10.2 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on May 23, 2022).

10.16

Amendment No. 1 to Chemical Products Supply Agreement between Flotek Chemistry, LLC and ProFrac Services, LLC, dated May 17, 2022 (incorporated by reference to Exhibit 10.1 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on May 23, 2022).

10.17#

Consulting Agreement, effective as of January 13, 2023, between ProFrac Holding Corp. and James Coy Randle (incorporated by reference to Exhibit 10.1 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on January 12, 2023).

10.18#	ProFrac Holding Corp. 2022 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on May 18, 2022).
10.19#

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

10.20#

Assignment and Assumption Agreement by and between THRC Holdings, LP, a Texas limited liability company, as assignor, and Matthew D. Wilks, as assignee (incorporated by reference to Exhibit 10.19 to ProFrac Holding Corp.’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2022).

10.21

Amended and Restated Series A Warrant Agreement, dated November 1, 2022, between ProFrac Holding Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.3 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on November 1, 2022).

10.22

Amendment No. 1 to Amended and Restated Series A Warrant Agreement, dated November 1, 2022, between ProFrac Holding Corp., Continental Stock Transfer & Trust Company and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.7 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on November 1, 2022).

10.23	Amendment No. 2 to Amended and Restated Series A Warrant Agreement, dated March 29, 2023, between ProFrac Holding Corp., Continental Stock Transfer & Trust Company and American Stock

Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.52 to ProFrac Holding Corp.’s Annual Report on Form 10-K filed with the SEC on March 30, 2023).
10.24

Promissory Note, dated as of July 18, 2022, by U.S. Well Services, LLC in favor of Equify Financial, LLC (incorporated by reference to Exhibit 10.1 to U.S. Well Services Holdings, LLC’s (f/k/a U.S. Well Services, Inc.) Current Report on Form 8-K (File No. 001-38025) filed with the SEC on July 18, 2022).

10.25

Security Agreement, dated as of July 18, 2022, by U.S. Well Services, LLC in favor of Equify Financial, LLC (incorporated by reference to Exhibit 10.2 to U.S. Well Services Holdings, LLC’s (f/k/a U.S. Well Services, Inc.) Current Report on Form 8-K (File No. 001-38025) filed with the SEC on July 18, 2022).

10.26

Continuing Guaranty, dated as of July 18, 2022, by U.S. Well Services, Inc. in favor of Equify Financial, LLC (incorporated by reference to Exhibit 10.3 to U.S. Well Services Holdings, LLC’s (f/k/a U.S. Well Services, Inc.) Current Report on Form 8-K (File No. 001-38025) filed with the SEC on July 18, 2022).

10.27

Promissory Note, dated as of September 30, 2022, by U.S. Well Services, LLC in favor of Equify Financial, LLC (incorporated by reference to Exhibit 10.1 to U.S. Well Services Holdings, LLC’s (f/k/a U.S. Well Services, Inc.) Current Report on Form 8-K (File No. 001-38025) filed with the SEC on September 30, 2022).

10.28

Security Agreement, dated as of September 30, 2022, by U.S. Well Services, LLC in favor of Equify Financial, LLC (incorporated by reference to Exhibit 10.2 to U.S. Well Services Holdings, LLC’s (f/k/a U.S. Well Services, Inc.) Current Report on Form 8-K (File No. 001-38025) filed with the SEC on September 30, 2022).

10.29†

Membership Interest Purchase Agreement, dated as of December 23, 2022, by and among ProFrac Holdings II, LLC, Performance Holdings I, LLC, and Performance Holdings II, LLC (incorporated by reference to Exhibit 10.1 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on December 30, 2022).

10.30

Assignment and Amendment of Membership Interest Purchase Agreement, dated as of February 24, 2023, by and among ProFrac Holdings II, LLC, Performance Holdings I, LLC, Performance Holdings II, LLC and Alpine Silica, LLC (incorporated by reference to Exhibit 10.2 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on February 28, 2023).

10.31

Term Loan Credit Agreement, dated December 27, 2023, among Alpine Holdings II, LLC, PF Proppant Holdings, LLC, the guarantors party hereto, the lenders party thereto and CLMG Corp. as agent and collateral agent (incorporated by reference to Exhibit 10.1 ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on December 28, 2023).

10.32

Guarantee Agreement, dated December 27, 2023, may by ProFrac Holdings Corp., as guarantor, and CLMG Group, as agent (incorporated by reference to Exhibit 10.2 ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on December 28, 2023.

10.33

Guarantee Agreement, dated December 27, 2023, made by the guarantors in favor of CLMG Corp., as agent (incorporated by reference to Exhibit 10.3 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on December 28, 2023).

10.34

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

10.35

Purchase Agreement, dated December 27, 2023, by and among ProFrac Holdings II, LLC, the guarantors party thereto and the purchasers named therein (incorporated by reference to Exhibit 10.5 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on December 28, 2023).

10.36

Guaranty Agreement, dated as of December 27, 2023, made by ProFrac Holding Corp., as parent guarantor, and U.S. Bank Trust Company, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 10.6 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on December 28, 2023).

10.37

Security Agreement, dated December 27, 2023, among ProFrac Holdings, LLC, ProFrac Holdings II, LLC, the subsidiary grantors party thereto and U.S. Bank Trust Company, National Association, as collateral agent (incorporated by reference to Exhibit 10.7 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on December 28, 2023).

10.38†

Seventh Amendment to Credit Agreement, dated December 27, 2023, by and among ProFrac Holdings II, LLC, ProFrac Holdings, LLC, the guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.8 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on December 28, 2023).

10.39

Contribution Agreement, dated as of February 24, 2023, by and among ProFrac Holding Corp., Alpine Silica LLC, Tidewater Partners, LLC, Performance Holdings I, LLC, and Performance Holdings II, LLC (incorporated by reference to Exhibit 10.3 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on February 28, 2023).

10.40^

Master Services Agreement, effective as of December 1, 2022, by and between Alpine Silica, LLC and Interstate Earthworks, LLC (incorporated by reference to Exhibit 10.53 to ProFrac Holding Corp.’s Annual Report on Form 10-K filed with the SEC on March 30, 2023).

10.41

Industrial Lease, effective as of November 1, 2022, by and between ProFrac Holdings II, LLC and Wilks Ranch Texas, LTD (incorporated by reference to Exhibit 10.54 to ProFrac Holding Corp.’s Annual Report on Form 10-K filed with the SEC on March 30, 2023).

10.42

Series A Redeemable Convertible Preferred Stock Purchase Agreement, dated September 29, 2023, by and among ProFrac Holding Corp. and THRC Holdings, LP and FARJO Holdings, LP (incorporated by reference to Exhibit 10.1 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on October 2, 2023).

10.43#

Employment Agreement, dated as of June 17, 2024, between ProFrac Holding Corp. and Austin Harbour (incorporated by reference to Exhibit 10.3 to ProFrac Holding Corp.’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2024).

10.44

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

10.45

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

10.46#

First Amendment to Employment Agreement, effective as of September 25, 2024, between ProFrac Holdings II, LLC and Michael Henry (incorporated by reference to Exhibit 10.1 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on October 1, 2024).

10.47

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

10.48†

Purchase Agreement, dated June 30, 2025, among ProFrac Holdings II, LLC, the guarantors party thereto and Beal Bank USA and Wilks Brothers, LLC (incorporated by reference to Exhibit 10.2 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on June 30, 2025).

10.49	Letter Agreement to Shared Services Agreement, dated June 30, 2025, by and between ProFrac Holdings II, LLC and Wilks Brothers, LLC.
10.50

ProFrac Holding Corp. 2025 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.5 to ProFrac Holding Corp.’s Registration Statement on Form S-8 (File No. 333-290012) filed with the SEC on September 3, 2025).

10.51

Amendment No. 4 to Credit Agreement, dated as of December 19, 2025, by and among Alpine Holding II, LLC, PF Proppant Holding, LLC, the subsidiary guarantors party thereto, the lenders thereto, and CLMG Corp. as the agent and collateral agent (incorporated by reference to Exhibit 10.1 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on December 19, 2025).

10.52*	Form of Indemnification Agreement.
10.53

Ninth Amendment to Credit Agreement, dated as of March 3, 2026, by and among ProFrac, Holdings II, LLC, a Texas limited liability company, ProFrac Holdings, LLC, a Texas limited liability company, the other Guarantors party hereto, each of the Lenders party hereto and JPMorgan Chase Bank, N.A., as the agent and the collateral agent (incorporated by reference to Exhibit 10.1 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on March 9, 2026).

19*	Insider Trading Policy.
21.1*	List of Subsidiaries of ProFrac Holding Corp.
23.1*	Consent of Grant Thornton LLP.
23.2*	Consent of John T. Boyd Company.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95*	Mine Safety Disclosure Exhibit.
97*	ProFrac Holding Corp. Clawback Policy.
101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive date file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.
104*	Cover Page Interactive Date File (embedded within the Inline XBRL document and contained in Exhibit 101).

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

PROFRAC HOLDING CORP.

Date: March 13, 2026	By:	/s/ Matthew D. Wilks
Name: Matthew D. Wilks
Title: Executive Chairman and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew D. Wilks Matthew D. Wilks	Executive Chairman and Director (Principal Executive Officer)	March 13, 2026

/s/ Johnathan Ladd Wilks Johnathan Ladd Wilks	Chief Executive Officer	March 13, 2026

/s/Austin Harbour Austin Harbour	Chief Financial Officer (Principal Financial Officer)	March 13, 2026

/s/Michael S. Henry Michael S. Henry	Principal Accounting Officer (Principal Accounting Officer)	March 13, 2026

/s/Theresa Glebocki	Director	March 13, 2026
Theresa Glebocki

/s/Gerald Haddock	Director	March 13, 2026
Gerald Haddock

/s/Sergei Krylov	Director	March 13, 2026
Sergei Krylov

/s/Stacy Nieuwoudt	Director	March 13, 2026
Stacy Nieuwoudt

/s/Matthew Rinaldi Matthew Rinaldi	Director	March 13, 2026