Form 10-Q
period 2026-03-31
ProFrac Holding Corp.
filed 2026-05-08
CIK 1881487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026 the registrant had 180,920,753 shares of Class A common stock outstanding.

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
•
competition and government regulations; and,
•
general economic conditions

These forward-looking statements may be accompanied by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “momentum,” “outlook,” “plan,” “potential,” “predict,” “project,” “will,” “should,” “could,” “would,” “likely,” “future,” “budget,” “pursue,” “target,” “seek,” “objective,” or similar expressions that are predictions of or indicate future events or trends that do not relate to historical matters.

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
•
customer contracts, activity, relations, or pricing;
•
technological advances affecting energy consumption;
•
a decline in demand for proppant;
•
our ability to achieve or realize benefits from our asset optimization program;
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
•
the effects of future litigation.

These and other important factors that could affect our operating results and performance are described in (i) Item 1A “Risk Factors” and the applicable management’s discussion and analysis of financial condition and results of operations section of this report, (ii) our other reports and filings we make with the U.S. Securities and Exchange Commission from time to time, and (iii) other announcements we may make from time to time. Should one or more of the risks or uncertainties described in the foregoing documents or elsewhere in this report occur, or should underlying assumptions prove incorrect, our actual results, performance, achievements, or plans could differ materially from those expressed or implied in any forward-looking statements. All such forward-looking statements in this report are expressly qualified in their entirety by the cautionary statements contained in this section.

These forward-looking statements speak only as of the date they were made. Except as required by law, we undertake no obligation to update, amend, or clarify any forward-looking statements because of new information, future events, or other factors. All forward-looking information involves risks and uncertainties that could cause actual results to differ materially from those expected or implied, including those described in Item 1A “Risk Factors” of our most recently filed Annual Report on Form 10-K (the "Annual Report") and in our other filings with the SEC from time to time.

PART I

ITEM 1. FINANCIAL STATEMENTS

ProFrac Holding Corp.

Condensed Consolidated Balance Sheets

(in millions, except per share amounts or where otherwise noted)

(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents (includes VIE balances of $5.7 and $5.7)	$33.5	$22.9
Accounts receivable, net (net of allowances for credit losses of $14.2 and $14.6) (includes VIE balances of $22.2 and $19.0)	318.8	266.8
Accounts receivable — related party, net	5.6	19.9
Inventories (includes VIE balances of $14.3 and $10.6)	159.3	151.3
Prepaid expenses and other current assets (includes VIE balances of $0.8 and $0.9)	17.2	22.6
Total current assets	534.4	483.5
Property, plant, and equipment (net of accumulated depreciation of $1,631.1 and $1,582.2) (includes VIE net balances of $30.8 and $29.6)	1,413.4	1,464.3
Operating lease right-of-use assets, net	140.2	154.3
Goodwill	290.2	290.2
Intangible assets, net	102.8	111.8
Deferred tax assets (includes VIE balances of $27.6 and $29.0)	27.6	29.0
Other assets (includes VIE balances of $1.0 and $1.0)	42.0	40.0
Total assets	$2,550.6	$2,573.1
LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (includes VIE balances of $53.2 and $48.0)	$296.2	$257.1
Accounts payable — related party	53.1	42.2
Accrued expenses (includes VIE balances of $7.5 and $8.5)	70.6	74.0
Current portion of long-term debt (includes VIE balances of $4.8 and $3.5)	151.2	144.7
Current portion of long-term debt— related party	5.0	5.0
Current portion of operating lease liabilities (includes VIE balances of $1.3 and $1.3)	42.9	44.8
Other current liabilities	31.8	28.8
Other current liabilities — related party	0.6	0.8
Total current liabilities	651.4	597.4
Long-term debt	866.7	832.7
Long-term debt — related party (includes VIE balances of $39.6 and $39.6)	41.7	42.9
Operating lease liabilities (includes VIE balances of $5.1 and $5.6)	103.1	115.5
Deferred tax liabilities	11.8	11.8
Tax receivable agreement liability	82.0	82.0
Other liabilities	9.1	10.1
Total liabilities	1,765.8	1,692.4
Commitments and contingencies (NOTE 10)
Mezzanine equity:
Series A redeemable convertible preferred stock, $0.01 par value, 50 thousand shares authorized, issued and outstanding	70.2	68.8
Stockholders' equity:
Preferred stock, $0.01 par value, 50.0 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.01 par value, 600.0 shares authorized, 180.9 and 180.9 shares issued and outstanding	1.8	1.8
Class B common stock, $0.01 par value, 400.0 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	1,310.5	1,325.9
Accumulated deficit	(695.1)	(610.2)
Total stockholders' equity attributable to ProFrac Holding Corp.	617.2	717.5
Noncontrolling interests	97.4	94.4
Total stockholders' equity	714.6	811.9
Total liabilities, mezzanine equity, and stockholders' equity	$2,550.6	$2,573.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProFrac Holding Corp.

Condensed Consolidated Statements of Operations

(in millions, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Services	$410.3	$523.9
Product sales	39.3	76.4
Total revenues	449.6	600.3

Operating costs and expenses:
Cost of revenues, exclusive of depreciation, depletion and amortization	354.4	419.4
Selling, general, and administrative	43.6	53.6
Depreciation, depletion and amortization	97.1	106.0
Acquisition and integration costs	—	0.1
Other operating expense, net	0.9	5.2
Total operating costs and expenses	496.0	584.3

Operating income (loss)	(46.4)	16.0

Other income (expense):
Interest expense, net	(32.8)	(35.9)
Other income, net	—	4.8
Loss before income taxes	(79.2)	(15.1)
Income tax benefit (expense)	(1.6)	(0.3)
Net loss	(80.8)	(15.4)
Less: net income attributable to noncontrolling interests	(2.7)	(2.1)
Net loss attributable to ProFrac Holding Corp.	$(83.5)	$(17.5)
Net loss attributable to Class A common shareholders	$(84.9)	$(18.8)

Loss per Class A common share (basic and diluted)	$(0.47)	$(0.12)

Weighted average Class A common shares outstanding:
Basic	182.0	160.2
Diluted	182.0	160.2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProFrac Holding Corp.

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(80.8)	$(15.4)
Other comprehensive income:
Foreign currency translation adjustments	—	0.1
Comprehensive loss	(80.8)	(15.3)
Less: comprehensive (income) loss attributable to noncontrolling interest	(2.7)	(2.1)
Comprehensive loss attributable to ProFrac Holding Corp.	$(83.5)	$(17.4)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProFrac Holding Corp.

Condensed Consolidated Statements of Changes in Equity

(in millions)

(Unaudited)

	Class A Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Interests	Equity
Balance, December 31, 2025	180.9	$1.8	$1,325.9	$(610.2)	$—	$94.4	$811.9
Net income (loss)	—	—	—	(83.5)	—	2.7	(80.8)
Stock-based compensation	—	—	0.6	—	—	0.3	0.9
Class A shares issued for vested stock awards	—	—	0.2	—	—	—	0.2
Change in Flotek noncontrolling interest	—	—	(0.4)	—	—	0.4	—
Subsidiary transactions with noncontrolling interests	—	—	—	—	—	(0.4)	(0.4)
Adjustment of convertible preferred stock to redemption amount	—	—	—	(1.4)	—	—	(1.4)
Deemed distribution	—	—	(15.9)	—	—	—	(15.9)
Other	—	—	0.1	—	—	—	0.1
Balance, March 31, 2026	180.9	$1.8	$1,310.5	$(695.1)	$—	$97.4	$714.6

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

ProFrac Holding Corp.

Condensed Consolidated Statements of Cash Flows

(in millions)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(80.8)	$(15.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	97.1	106.0
Amortization of acquired unfavorable contracts	—	(5.7)
Stock-based compensation	0.9	1.1
Loss (gain) on disposal of assets, net	(2.0)	3.4
Amortization of debt issuance costs	2.8	3.0
Gain on investments, net	—	(3.7)
Deferred tax expense	1.4	—
Other non-cash items, net	—	0.2
Changes in operating assets and liabilities:
Accounts receivable	(52.8)	(94.5)
Inventories	(8.0)	1.0
Prepaid expenses and other assets	3.5	(2.4)
Accounts payable	48.6	49.2
Accrued expenses	(3.5)	7.8
Other liabilities	2.1	(11.3)
Net cash provided by operating activities	9.3	38.7

Cash flows from investing activities:
Investment in property, plant & equipment	(40.7)	(52.5)
Proceeds from sale of assets	6.2	0.2
Other	—	0.6
Net cash used in investing activities	(34.5)	(51.7)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	25.0	—
Repayments of long-term debt	(35.3)	(42.5)
Borrowings from revolving credit agreements	416.5	419.1
Repayments of revolving credit agreements	(368.7)	(361.1)
Payment of debt issuance costs	(1.3)	—
Cash settlement of vested stock awards	—	(1.0)
Tax withholding related to net share settlement of noncontrolling interest equity awards	(0.5)	—
Other	0.1	(0.3)
Net cash provided by financing activities	35.8	14.2

Net increase (decrease) in cash, cash equivalents, and restricted cash	10.6	1.2
Cash, cash equivalents, and restricted cash beginning of period	22.9	14.8
Cash, cash equivalents, and restricted cash end of period	$33.5	$16.0

Non-cash investing and financing activities
Capital expenditures included in accounts payable	$10.0	$32.8
Operating lease liabilities incurred from obtaining right-of-use assets	$—	$0.2
Acquisition of equipment through settlement of accounts receivable — related party	$15.0	$—

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

ProFrac Corp. operates in four business segments: Stimulation Services, Proppant Production, Manufacturing and Flotek Industries, Inc. (“Flotek”). Our Stimulation Services segment owns and operates a fleet of mobile hydraulic fracturing units and other auxiliary equipment that generates revenue by providing stimulation services to our customers. Our Proppant Production segment provides proppant to oilfield service providers and E&P companies. Our Manufacturing segment sells highly engineered, tight tolerance machined, assembled, and factory tested products such as high horsepower pumps, valves, piping, swivels, large-bore manifold systems, and fluid ends. Flotek is a leading chemistry and data technology company focused on servicing the E&P industry.

Mr. Dan Wilks and Mr. Farris Wilks are brothers and are the founders and principal stockholders of the Company. Their sons, Mr. Matthew D. Wilks and Mr. Johnathan Ladd Wilks are the Company’s Executive Chairman and Chief Executive Officer, respectively. In the normal course of business, we enter into transactions with related parties where Mr. Dan Wilks and Mr. Farris Wilks and entities owned by or affiliated with them (collectively, the "Wilks Parties") hold a controlling financial interest. Under Nasdaq rules and the Company’s Related Party Transactions Policy, our Audit Committee is responsible for reviewing all related party transactions. Under the policy, potential related party transactions are subject to approval by the Audit Committee in advance or, in certain circumstances, ratification by the Audit Committee, in each case if such transactions satisfy the terms and conditions set forth in the policy See "Note 13. Related Party Transactions" for further information.

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

Variable Interest Entity

Through a contractual relationship, we have the power to appoint directors to the board of directors of Flotek. Because we have this power through a contract and not through our direct equity interest in Flotek, Flotek meets the definition of a variable interest entity ("VIE"). Furthermore, we are the primary beneficiary of the VIE due to our ability to appoint four of seven directors to Flotek’s board of directors. Accordingly, we have consolidated the operating results, assets and liabilities of Flotek. The assets of Flotek can only be used to settle its obligations and the creditors of Flotek have no recourse to our assets. Our exposure to Flotek is generally limited to the carrying value of our equity and variable interest. As of March 31, 2026 and December 31, 2025, we owned approximately 58.2% and 50.0%, respectively, of Flotek's outstanding common stock.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

Concentration of Risk

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

Recently Adopted Accounting Standards

The Company has adopted FASB ASU No. 2025-05, Financial Instruments --Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, effective for the fiscal year ended December 31, 2026. This ASU provides a practical expedient for calculating current expected credit losses on accounts receivable and current contract assets. This practical expedient permits a reporting entity to assume that current conditions as of the balance sheet date remain unchanged over the remaining life of the assets. The adoption of this ASU did not have a material effect on the Company's financial statements.

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

2. SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventories

Inventories are comprised of the following:

	March 31, 2026	December 31, 2025
Raw materials and supplies	$10.8	$10.8
Work in process	14.1	12.4
Finished products and parts	134.4	128.1
Total	$159.3	$151.3

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

Accrued Expenses

Accrued expenses are comprised of the following:

	March 31, 2026	December 31, 2025
Employee compensation and benefits	$31.5	$27.9
Sales, use, and property taxes	12.4	16.8
Insurance	17.3	18.2
Interest	8.3	8.2
Income taxes	0.7	0.7
Other	0.4	2.2
Total accrued expenses	$70.6	$74.0

Other Current Liabilities

Other current liabilities are comprised of the following:

	March 31, 2026	December 31, 2025
Accrued supply commitment charges	$12.6	$12.6
Accrued legal contingencies	5.5	5.5
Deferred revenue	2.2	0.8
Tax receivable agreement obligation	4.6	4.6
Other	6.9	5.3
Total other current liabilities	$31.8	$28.8

3. DISPOSITION

In June 2025, we disposed of our EKU Power Drives subsidiary in our Manufacturing Segment. We recorded a loss of $10.5 million in connection with this disposal, which was classified as other income and expense, net on our unaudited condensed consolidated statements of operations. Total assets decreased approximately $44.0 million and total liabilities decreased approximately $32.0 million on our unaudited condensed consolidated balance sheet as a result of this disposal. This subsidiary recorded a pretax loss of $4.6 million and a net loss attributable to ProFrac Holding Corp. of $3.5 million for the three months ended March 31, 2025. This disposal has not had a major effect on our operations or financial results.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

4. DEBT

Debt is comprised of the following:

	March 31, 2026	December 31, 2025
ProFrac Holding Corp.:
2029 Senior Notes	$575.0	$570.4
2022 ABL Credit Facility	116.1	69.2
Equify Notes (1)	7.1	8.3
Finance lease obligations	3.6	4.1
Other	4.3	8.7
ProFrac Holding Corp. principal amount	706.1	660.7
Less: unamortized debt discounts, premiums, and issuance costs	(11.1)	(11.8)
Less: current portion of long-term debt	(92.6)	(94.1)
ProFrac Holding Corp. long-term debt, net	602.4	554.8

Alpine Subsidiary:
Alpine 2023 Term Loan	312.5	320.0
Other	0.9	1.0
Finance lease obligations	3.1	4.1
Alpine principal amount	316.5	325.1
Less: unamortized debt discounts, premiums, and issuance costs	(9.1)	(10.2)
Less: current portion of long-term debt	(55.7)	(48.5)
Alpine long-term debt, net	251.7	266.4

Flotek Subsidiary:
Flotek ABL credit facility	4.7	3.3
Finance lease obligations	0.3	0.4
Flotek PWRtek Note (1)	40.0	40.0
Flotek principal amount	45.0	43.7
Less: unamortized debt discounts, premiums, and issuance costs	(0.4)	(0.4)
Less: current portion of long-term debt	(4.8)	(3.5)
Flotek long-term debt, net	39.8	39.8

Other Subsidiaries:
Revolving credit facility	2.5	2.9
Finance lease obligations	6.1	6.2
Other	9.4	9.5
Other subsidiaries principal amount	18.0	18.6
Less: unamortized debt discounts, premiums, and issuance costs	(0.4)	(0.4)
Less: current portion of long-term debt	(3.1)	(3.6)
Other subsidiaries long-term debt, net	14.5	14.6

Consolidated:
Total principal amount	1,085.6	1,048.1
Less: unamortized debt discounts, premiums, and issuance costs	(21.0)	(22.8)
Less: current portion of long-term debt	(156.2)	(149.7)
Total long-term debt, net	$908.4	$875.6
(1)
Related party debt agreements.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

Senior Secured Notes Due 2029

In January 2026, ProFrac Holdings II, LLC issued an additional $25.0 million aggregate principal amount of its 2029 Senior Notes at par to Beal Bank USA in a private placement to fund capital expenditures with any remaining proceeds used for general corporate purposes. These notes were issued as additional notes pursuant to the original indenture as amended. These new notes and the notes previously issued under the indenture are treated as a single series of securities under the indenture and the new notes have substantially identical terms, other than the issue date, issue price and first payment date, as the existing notes and are secured by a security interest in the same collateral.

2022 ABL Credit Facility

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

As of March 31, 2026, the maximum availability under the ABL Credit Facility was limited to our eligible borrowing base of $211.7 million with $116.1 million of borrowings outstanding and $15.6 million of letters of credit outstanding, resulting in approximately $80.0 million of remaining availability.

Debt Compliance

Both the 2029 Senior Notes and the ABL Credit Facility contain certain customary representations and warranties and affirmative and negative covenants. As of March 31, 2026, we were in compliance with these covenants and expect to be compliant for at least the next twelve months.

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

The Preferred Stock holders have the option to convert each Preferred Stock share into shares of our common stock at a conversion ratio. The conversion ratio is defined as the Liquidation Preference as of the date of the conversion divided by the conversion price of $20.00, where such conversion price is subject to adjustment upon the occurrence of specified events set forth under terms of the Preferred Stock. At March 31, 2026, the Preferred Stock was convertible into 3.0 million common shares.

The Preferred Stock is redeemable at the Company's option at any time. The redemption price per share is an amount in cash equal to the Liquidation Preference as of the date of redemption multiplied by 1.15 (“Redemption Amount”). As of March 31, 2026, the Redemption Amount of the Preferred Stock would be $70.2 million.

The holders of the Preferred Stock are also common stockholders of the Company and collectively control our board of directors. Therefore, the Preferred Stock holders could direct the Company to redeem the Preferred Stock at any time. As a result, we have classified the Preferred Stock as mezzanine equity on our unaudited condensed consolidated balance sheets and have measured its carrying value at its maximum redemption value with a corresponding charge to retained earnings.

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

In the accounting for prior business combinations, we recorded off-market contract liabilities. During the three months ended March 31, 2025 we recorded amortization of $5.7 million related to these contract liabilities as revenue. As of December 31, 2025, our off-market contract liabilities amounted to zero.

Performance Obligations

Certain of our Proppant Production contracts contain multiple performance obligations to provide a minimum quantity of proppant products to our customers in future periods. For these contracts, the transaction price is allocated to each performance obligation at estimated selling prices and we recognize revenue as we satisfy these performance obligations. As of March 31, 2026, the aggregate amount of transaction price allocated to unsatisfied performance obligations was $15.6 million, and we expect to perform these obligations and recognize revenue of $4.4 million in 2026 and $11.2 million in 2027.

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

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

7. OTHER OPERATING EXPENSE, NET

Other operating expense, net is comprised of the following:

	Three Months Ended March 31,
	2026	2025
Litigation expenses	$2.4	$1.6
Transaction costs	0.3	0.2
Lease termination	0.2	—
(Gain) loss on disposal of assets	(2.0)	3.4
Total	$0.9	$5.2

Litigation expenses generally represent legal and professional fees incurred in litigation as well as estimates for loss contingencies with regards to certain vendor disputes and litigation matters. In the periods presented, substantially all of these costs represent litigation costs incurred in connection with certain patent infringement lawsuits.

(Gain) loss on disposal of assets, net consists of gains and losses on the sale of excess property, early equipment disposals and other asset dispositions.

8. INCOME TAXES

We record income taxes for interim periods based on an estimated annual effective tax rate. The estimated annual effective rate is recomputed on a quarterly basis and may fluctuate due to changes in forecasted annual operating income, positive or negative changes to the valuation allowance for net deferred tax assets and changes to actual or forecasted permanent book to tax differences. Our effective tax rate for the three months ended March 31, 2026 was negative 2.0%, compared with negative 2.0% in the same period in 2025.

For the three months ended March 31, 2025 and 2026, the difference between our effective tax rate and the federal statutory rate related to changes in the valuation allowance on our net deferred tax assets.

Because Flotek is not part of our consolidated group for income tax purposes, we do not offset Flotek’s net deferred tax assets from the Company’s net deferred tax liabilities in our unaudited condensed consolidated balance sheets.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

9. EARNINGS PER SHARE

The calculation of earnings per share ("EPS") for our Class A common stock is as follows:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss attributable to ProFrac Holding Corp.	$(83.5)	$(17.5)
Adjust Series A redeemable convertible preferred stock to its maximum redemption value	(1.4)	(1.3)
Net income (loss) used for basic and diluted earnings per Class A common share	$(84.9)	$(18.8)

Denominator:
Weighted average Class A common shares	182.0	160.2
Dilutive potential of restricted stock units	—	—
Weighted average Class A common shares — diluted	182.0	160.2

Basic and diluted earnings per Class A common share	$(0.47)	$(0.12)

Antidilutive shares:
Common stock equivalents related to Preferred Stock	3.0	2.8
Restricted stock units which are antidilutive due to net loss position	—	—
Contingently issuable shares	—	0.1
Total antidilutive shares	3.0	2.9

The dilutive potential of employee restricted stock units is calculated using the treasury stock method. The dilutive potential of our Series A redeemable convertible preferred stock, par value $0.01 per share (the "Preferred Stock"), is calculated using the if-converted method.

10. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of March 31, 2026, we had purchase commitments of $2.2 million in 2026, $2.3 million in 2027, $1.6 million in 2028, and $0.3 million in 2029.

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

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

11. FAIR VALUE MEASUREMENTS

Recurring Measurements

The Company had no assets or liabilities measured at fair value on a recurring basis as of March 31, 2026, and December 31, 2025.

The following is a reconciliation of our recurring Level 3 fair value measurements for the periods presented:

	Three Months Ended March 31,
	2026	2025
Net asset (liability) balance at beginning of period	$—	$(8.6)
Change in fair value of Level 3 fair value measurements	—	3.7
Munger liability settled in cash	—	4.9
Net asset (liability) balance at end of period	$—	$—

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

12. BUSINESS SEGMENTS

The Company's segments are determined as those operations whose results are reviewed regularly by the chief operating decision maker ("CODM"), who is our Executive Chairman, in deciding how to allocate resources and assess performance. Our CODM manages our business segments primarily by the type of product or services provided. We have four reportable segments which we operate within the United States of America: Stimulation Services, Proppant Production, Manufacturing and Flotek. Amounts in the other category reflect our business activities that are not separately reportable, which includes Livewire Power, LLC (“Livewire”). Livewire enables onsite power generation services for oilfield and non-oilfield customers that require off-grid power solutions.

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

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

Summarized financial information for our reportable segments is as follows:

	Stimulation Services	Proppant Production	Manufacturing	Flotek	Other	Eliminations	Total
Three Months Ended March 31 2026:
Revenue
External customers — services	$407.0	$—	$—	$—	$—	$3.3	$410.3
External customers — product sales (1)	—	14.1	7.0	18.2	—	—	39.3
Intercompany (2)	—	105.5	41.4	54.1	2.9	(203.9)	—
Total Revenue	$407.0	$119.6	$48.4	$72.3	$2.9	$(200.6)	$449.6
Cost of revenues, exclusive of depreciation, depletion, and amortization (3)	349.3	108.5	38.1	53.6	3.0	(198.1)	354.4
Selling, general and administrative, excluding stock-based compensation	25.7	4.6	3.5	7.4	—	—	41.2
Other income	—	—	—	—	—	—	—
Adjusted EBITDA	$32.0	$6.5	$6.8	$11.3	$(0.1)	$(2.5)	$54.0
Depreciation, depletion and amortization	75.1	18.7	2.8	1.0	0.8	(1.3)	97.1
Investment in property, plant & equipment	36.0	4.9	0.2	2.2	—	(2.6)	40.7

As of March 31, 2026:
Cash and cash equivalents	$20.1	$5.1	$2.6	$5.7	$—	$—	$33.5
Total current assets	454.4	89.6	315.3	117.5	4.4	(446.8)	534.4
Property, plant, and equipment, net	635.6	711.6	40.5	30.8	9.6	(14.7)	1,413.4
Total assets	2,801.0	1,113.8	459.2	272.7	35.0	(2,131.1)	2,550.6
Current portion of long-term debt	92.6	55.7	3.1	4.8	—	—	156.2
Long-term debt	602.4	251.7	14.5	39.8	—	—	908.4
Total liabilities	1,941.6	446.5	378.0	113.7	40.7	(1,154.7)	1,765.8

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

	Stimulation Services	Proppant Production	Manufacturing	Flotek	Other	Eliminations	Total
Three Months Ended March 31, 2025:
Revenue
External customers — services	$523.8	$—	$—	$—	$0.1	$—	$523.9
External customers — product sales (1)	—	43.3	8.7	24.4	—	—	76.4
Intercompany (2)	0.7	24.0	57.1	32.4	5.3	(119.5)	—
Total Revenue	$524.5	$67.3	$65.8	$56.8	$5.4	$(119.5)	$600.3
Cost of revenues, exclusive of depreciation, depletion, and amortization (3)	387.8	43.2	55.3	42.5	5.0	(114.4)	419.4
Selling, general and administrative, excluding stock-based compensation	33.1	5.8	6.5	6.4	0.7	—	52.5
Other expense (income)	(1.0)	—	—	(0.1)	—	—	(1.1)
Adjusted EBITDA	$104.6	$18.3	$4.0	$8.0	$(0.3)	$(5.1)	$129.5
Depreciation, depletion and amortization	82.4	19.2	4.6	0.7	—	(0.9)	$106.0
Investment in property, plant & equipment	51.3	3.7	—	0.4	1.0	(3.9)	$52.5

As of December 31, 2025:
Cash and cash equivalents	$14.0	$1.1	$2.1	$5.7	$—	$—	$22.9
Total current assets	403.1	78.5	315.7	110.4	3.5	(427.7)	483.5
Property, plant, and equipment, net	669.4	725.6	42.7	29.6	10.4	(13.4)	1,464.3
Total assets	2,795.6	1,115.8	455.8	266.2	37.0	(2,097.3)	2,573.1
Current portion of long-term debt	94.1	48.5	3.6	3.5	—	—	149.7
Long-term debt	554.8	266.4	14.6	39.8	—	—	875.6
Total liabilities	1,855.2	425.2	378.0	114.2	41.9	(1,122.1)	1,692.4

(1)
Our Proppant Production segment recognized noncash revenue associated with acquired contract liabilities of zero and $5.7 million for the three months ended March 31, 2026 and 2025, respectively. Refer to Item 8 "Financial Statements and Supplementary Data" in our Annual Report for information about our acquired contract liabilities.
(2)
In our other business activities, Flotek recorded revenue of $2.7 million and $7.5 million for the three months ended March 31, 2026 and 2025, respectively, related to contract shortfalls because the Stimulation Services segment did not purchase the minimum contractual commitment of chemistry products from Flotek.
(3)
Cost of revenues, exclusive of depreciation, depletion, and amortization, for the Stimulation Services segment included an intercompany supply commitment charge of $2.7 million and $7.5 million for the three months ended March 31, 2026 and 2025, respectively, because this segment did not purchase the minimum contractual commitment of chemistry products from Flotek.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

The following table reconciles consolidated Adjusted EBITDA to net income (loss):

	Three Months Ended March 31,
	2026	2025
Adjusted EBITDA	$54.0	$129.5
Interest expense, net	(32.8)	(35.9)
Depreciation, depletion and amortization	(97.1)	(106.0)
Income tax expense	(1.6)	(0.3)
Gain (loss) on disposal of assets, net	2.0	(3.4)
Stock-based compensation (1)	(2.4)	(1.1)
Lease termination	(0.2)	—
Transaction costs	(0.3)	(0.2)
Acquisition and integration costs	—	(0.1)
Litigation expenses	(2.4)	(1.6)
Gain on investments, net	—	3.7
Net loss	$(80.8)	$(15.4)
(1)
Stock-based compensation is reported in “Selling, general and administrative” in the unaudited condensed consolidated statements of operations and is not allocated to the segments.

13. RELATED PARTY TRANSACTIONS

In the normal course of business, we have entered into transactions with related parties where the Wilks Parties hold a controlling financial interest. For the three months ended March 31, 2026 and 2025, the Company had related party transactions with the following related party entities:

•
Logistix IQ, LLC (“Logistix IQ”, formerly Automatize, LLC) is a logistics broker that facilitates the last-mile delivery of proppants on behalf of its customers, including the Company. Amounts paid to Logistix IQ include costs passed through to third-party trucking companies and a commission retained by Logistix IQ. These payments are recorded in cost of revenues, exclusive of depreciation and depletion in our unaudited condensed consolidated statements of operations.
•
PC Energy Credit I, LLC (“PC Energy”) is an investment company that provides financing to its customers, including the Company. Amounts paid to PC Energy are recorded in interest expense in our unaudited condensed consolidated statements of operations, and repayments of long-term debt in our unaudited condensed consolidated statements of cash flows. See “Note 4. Debt” for additional disclosures related to related party credit agreements.
•
Equify Financial, LLC (“Equify Financial”) is a finance company that provides equipment and other financing to its customers, including the Company, and acts as the servicing agent for THRC Holdings, LP (“THRC Holdings”) under an equipment sale-leaseback arrangement between us and THRC Holdings. Amounts paid to Equify Financial are recorded in cost of revenue, interest expense in our unaudited condensed consolidated statements of operations, and repayments of long-term debt in our unaudited condensed consolidated statements of cash flows. See “Note 4. Debt” for additional disclosures related to related party credit agreements.
•
Wilks Brothers, LLC (“Wilks Brothers”) is a management company which provides administrative support to various businesses within its portfolio. Wilks Brothers and certain entities under its control will at times incur expenses on our behalf, billing us for these expenses at cost as well as certain management fees. Amounts paid to Wilks Brothers are generally recorded in selling, general and administrative expenses in our unaudited condensed consolidated statements of operations. Payments made to Cisco Aero, LLC in 2024 have been reclassified to Wilks Brothers in the tables below to conform to current year presentation..
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

The following table summarizes revenue from related parties:

	Three Months Ended March 31,
	2026	2025
Flying A	$0.9	$1.9
Total	$0.9	$1.9

The following table summarizes expenditures with related parties:

	Three Months Ended March 31,
	2026	2025
Logistix IQ	$34.4	$43.1
Flying A	2.3	0.4
Wilks Brothers	1.8	2.0
Related Lessors	3.4	3.8
Wilks Construction	—	0.6
Wilks Earthworks	6.3	5.6
Equify Financial	4.4	4.6
Carbo	0.7	0.3
Total	$53.3	$60.4

The following table summarizes accounts receivable–related party:

	March 31, 2026	December 31, 2025
Flying A	$4.5	$18.8
Wilks Construction	0.8	0.8
Interstate	0.3	0.3
Total	$5.6	$19.9

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

The following table summarizes accounts payable–related party:

	March 31, 2026	December 31, 2025
Logistix IQ	$32.2	$27.6
Wilks Brothers (1)	7.0	5.5
Wilks Earthworks	5.2	5.2
Related Lessors	0.1	0.1
Flying A	7.7	2.8
Carbo	0.9	1.0
Total	$53.1	$42.2
(1)
In 2025 the Company and Wilks Brothers agreed to settle the second, third and fourth quarter of 2025 management fee payments in shares of common stock under a service agreement. Approximately $5.0 million of the March 31, 2026 accounts payable balance will be settled when we issue 1.1 million shares of common stock in 2026 under this agreement.

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

In March 2026, we purchased certain hydraulic fracturing equipment from MG Bryan for total consideration of $17.6 million, which approximated fair value. In connection with this transaction, we recorded $15.9 million as a deemed distribution within our unaudited condensed consolidated statements of changes in equity. Certain balances of accounts receivable with related parties aggregating $15.0 million were settled against the purchase price of this equipment.

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

Summary Financial Results

•
Total revenue for the three months ended March 31, 2026 was $449.6 million which represented decreases of $150.7 million from the same period in 2025.
•
Net loss attributable to ProFrac Holding Corp. for the three months ended March 31, 2026 was $83.5 million which represented increase in net loss of $66.0 million from the same period in 2025.
•
Cash provided by operating activities for the three months ended March 31, 2026, was $9.3 million, a decrease of $29.4 million from the same period in 2025.
•
Total principal amount of long-term debt was $1,085.6 million at March 31, 2026, an increase of $37.5 million from December 31, 2025.

2026 Developments

In January 2026, ProFrac Holdings II, LLC issued an additional $25.0 million aggregate principal amount of its 2029 Senior Notes at par to Beal Bank USA in a private placement to fund capital expenditures with any remaining proceeds used for general corporate purposes. These notes were issued as additional notes pursuant to the original indenture as amended. These new notes and the notes previously issued under the indenture are treated as a single series of securities under the indenture and the new notes have substantially identical terms, other than the issue date, issue price and first payment date, as the existing notes and are secured by a security interest in the same collateral.

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

Recent Trends and Outlook

Our business depends on the willingness of E&P companies to make expenditures to explore for, develop, and produce oil and natural gas in the United States. The willingness of E&P companies to undertake these activities is predominantly influenced by current and expected future prices for oil and natural gas. Although adverse weather impacted our results early in the first quarter of 2026, our results improved in February and March on a relative basis. We believe the conflict in the

Middle East has created supply disruptions that have meaningfully shifted market dynamics in our industry and we are in active discussions with customers regarding improved pricing for our products and services.

In the second half of 2025, we implemented initiatives to enhance the resiliency of the platform resulting in lower cash operating expenses and capital expenditures. We remain focused on financial and operational discipline and optimizing our asset base.

We actively monitor the effects of inflation on our business. In the first quarter we noted initial indications of certain increased costs as a result of the conflict in the Middle East; however, the potential effects and duration of inflation on our business remain uncertain at this time.

Results of Operations

Revenues

Revenues by reportable segment are as follows:

	Three Months Ended March 31,
	2026	2025
Revenues
Stimulation services	$407.0	$524.5
Proppant production	119.6	67.3
Manufacturing	48.4	65.8
Flotek	72.3	56.8
Other	2.9	5.4
Eliminations	(200.6)	(119.5)
Total revenues	$449.6	$600.3

Stimulation Services. Stimulation Services revenues for the three months ended March 31, 2026 decreased $117.5 million, or 22%, from the same period in 2025. The decrease was primarily due to a decrease in average active fleets and lower average pricing for our services in the first quarter of 2026 compared to the same period in 2025 as well as cold weather related work disruptions in January 2026. The decrease was partially offset by increased proppant revenue volumes in 2026.

Proppant Production. Proppant Production revenues for the three months ended March 31, 2026 increased $52.3 million, or 78%, from the same period in 2025. The increase was primarily due to higher average pricing for our proppant in 2026 compared to the same period last year, which was due to a shift in intercompany sales mix from mine-gate pricing to wellsite pricing that began in the second quarter of 2025.

Additionally, revenue recognized for the amortization of acquired off-market contracts for the three months ended March 31, 2026 was zero compared to $5.7 million in the same period in 2025. Refer to Item 8 "Financial Statements and Supplementary Data" in our Annual Report for information about our acquired contract liabilities. During the three months ended March 31, 2026, approximately 88% of the Proppant Production segment's revenues were intercompany, compared with 36% in the same period in 2025.

Manufacturing. Manufacturing revenues for the three months ended March 31, 2026 decreased by $17.4 million, or 26%, from the same period last year. The decrease was due to decreased intercompany demand for manufacturing products. During the three months ended March 31, 2026, approximately 86% of the Manufacturing segment's revenues were intercompany, compared with 87% in the same period in 2025.

Flotek. Flotek revenues for the three months ended March 31, 2026 increased by $15.5 million, or 27%, from the same period last year. The increase was primarily due to increased volume of intercompany sales to the Stimulation Services segment. Flotek recorded contract shortfall revenue of $2.7 million and $7.5 million for the three months ended March 31, 2026 and 2025, respectively, related to contract shortfalls with the Stimulation Services segment. During the three months ended March 31, 2026, approximately 75% of Flotek revenues were intercompany, compared with 57% in the same period in 2025.

Other. Other revenues for the three months ended March 31, 2026 decreased by $2.5 million, or 46%, from the same period in 2025. The decrease was due to lower intercompany sales for Livewire. During the three months ended March 31, 2026, approximately 100% of other revenues were intercompany, compared with 98% in the same period in 2025.

Cost of Revenues

Cost of revenues by reportable segment is as follows:

	Three Months Ended March 31,
	2026	2025
Cost of revenues, exclusive of depreciation, depletion, and amortization:
Stimulation services	$349.3	$387.8
Proppant production	108.5	43.2
Manufacturing	38.1	55.3
Flotek	53.6	42.5
Other	3.0	5.0
Eliminations	(198.1)	(114.4)
Total cost of revenues, exclusive of depreciation, depletion, and amortization	$354.4	$419.4

Stimulation Services. Stimulation Services cost of revenues for the three months ended March 31, 2026 decreased by $38.5 million, or 10%, from the same period in 2025. The decrease was primarily due to a decrease in average active fleets in the first quarter of 2026 compared to the same period last year. This decrease was partially offset by the cost of increased proppant volumes. Cost of revenues for this segment included intercompany supply commitment charges of $2.7 million and $7.5 million for the three months ended March 31, 2026 and 2025, respectively, because the Stimulation Services segment did not purchase the minimum contractual commitment of chemistry products from Flotek.

Proppant Production. Proppant Production cost of revenues for the three months ended March 31, 2026 increased by $65.3 million, or 151%, from the same period in 2025. The increase was primarily due to increased costs to support the shift in intercompany sales mix from mine-gate pricing to wellsite pricing, which began in the second quarter of 2025. Additionally, costs of revenues also increased due to a mix shift towards brokered volumes in 2026.

Manufacturing. Manufacturing cost of revenues for the three months ended March 31, 2026 decreased by $17.2 million, or 31%, from the same period in 2025. The decrease in the first quarter was due to decreased volumes of products sold to intercompany customers in the first quarter of 2026.

Flotek.. Flotek cost of revenues for the three months ended March 31, 2026 increased by $11.1 million, or 26%, from the same period in 2025. The increase was primarily due to increased volume of intercompany sales.

Other. Other cost of revenues for the three months ended March 31, 2026 decreased by $2.0 million, or 40%, from the same period in 2025. The decrease was due to lower intercompany sales for Livewire.

Selling, General and Administrative

Selling, general and administrative expenses are comprised of the following:

	Three Months Ended March 31,
	2026	2025
Selling, general and administrative:
Selling, general and administrative, excluding stock-based compensation	$41.2	$52.5
Stock-based compensation	2.4	1.1
Total selling, general and administrative	$43.6	$53.6

Selling, general and administrative expenses for the three months ended March 31, 2026 decreased by $10.0 million, or 19%, from the same period in 2025. The decrease was primarily due to lower labor and non-labor costs resulting from cost control measures. These decreases were partially offset by increased expense at Flotek.

Depreciation, Depletion, and Amortization

Depreciation, depletion, and amortization for the three months ended March 31, 2026 decreased by $8.9 million from the same period in 2025 due to certain assets becoming fully depreciated.

Other Operating Expense, Net

The following table summarizes our other operating expenses, net:

	Three Months Ended March 31,
	2026	2025
Litigation expenses	$2.4	$1.6
Transaction costs	0.3	0.2
Lease termination	0.2	—
(Gain) loss on disposal of assets	(2.0)	3.4
Total	$0.9	$5.2

Litigation expenses generally represent legal and professional fees incurred in litigation as well as estimates for loss contingencies with regards to certain vendor disputes and litigation matters. In the periods presented, substantially all of these costs represent litigation costs incurred in connection with certain patent infringement lawsuits.

(Gain) loss on disposal of assets, net consists of gains and losses on the sale of excess property, early equipment disposals and other asset dispositions.

Interest Expense, Net

Interest expense, net of interest income, for the three months ended March 31, 2026 was $32.8 million compared to $35.9 million in the same period in 2025. These decreases were due to lower average outstanding debt balances and interest rates in 2026.

Other Income, Net

For the three months ended March 31, 2025, we recognized other income, net of $4.8 million which was primarily attributable to a decrease in the fair value of our Munger make-whole provision.

Income Taxes

Income taxes expense was $1.6 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively. Our effective tax rate was for the three months ended March 31, 2026 was negative 2.0%, compared with negative 2.0% in the same period in 2025.

For the three months ended March 31, 2025 and 2026, the difference between our effective tax rate and the federal statutory rate related to changes in the valuation allowance on our net deferred tax assets.

Liquidity and Capital Resources

Sources of Liquidity

Historically, our primary sources of liquidity are cash flows from operations and availability under our revolving credit facility. In the three months ended March 31, 2026, we also issued $25.0 million of 2029 Senior Notes. While Flotek is included in our unaudited condensed consolidated financial statements, we do not have the ability to access or use Flotek’s cash or liquidity in our operations and, accordingly, have excluded Flotek’s cash and other sources of liquidity from the following discussion of our liquidity and capital resources. See "Note 1. Organization and Description of Business" in the notes to our unaudited condensed consolidated financial statements for discussion of our ownership of Flotek.

Our Alpine 2023 Term Loan requires us to segregate collateral associated with Alpine and limits our ability to use Alpine's cash or assets to satisfy our obligations or the obligations of our other subsidiaries. We have limited ability to provide Alpine with liquidity to satisfy its obligations. Refer to our Annual Report and "Note 4. Debt" in the notes to our unaudited condensed consolidated financial statements for more information regarding the Alpine 2023 Term Loan.

At March 31, 2026, we had $27.8 million of cash and cash equivalents, excluding Flotek, and $80.0 million available for borrowings under our revolving credit facility, which resulted in a total liquidity position of $107.8 million. Refer to our Annual Report for more information regarding our revolving credit facility.

We believe that our cash and cash equivalents, cash provided by operations, and the availability under our revolving credit facility will be sufficient to fund our capital expenditures, satisfy our obligations, and remain in compliance with our existing debt covenants for at least the next 12 months. The market for our services is cyclical and if our customers unexpectedly reduce activity levels or the pricing of our products and services unexpectedly declines, we may need to take action to improve our liquidity, which may include selling assets or seeking additional sources of capital. In addition, Alpine is closely monitoring its forthcoming debt covenant compliance obligation that commences in the fiscal quarter ending March 31, 2028. While there can be no assurance, Alpine believes that it will be able to meet, modify, or further defer this debt covenant. See “Note 4. Debt” in the notes to our unaudited condensed consolidated financial statements for more information about this forthcoming debt covenant.

Cash Flows

Cash flows provided by (used in) each type of activity were as follows:

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$9.3	$38.7
Investing activities	(34.5)	(51.7)
Financing activities	35.8	14.2
Net change in cash, cash equivalents, and restricted cash	$10.6	$1.2

Operating Activities. Net cash provided by operating activities was $9.3 million and $38.7 million for the three months ended March 31, 2026 and 2025, respectively. Cash flows from operating activities consist of net income or loss adjusted for non-cash items and changes in net working capital. Net income or loss adjusted for non-cash items for the three months ended March 31, 2026 resulted in a cash increase of $19.4 million compared with a cash increase of $88.9 million in the same period of 2025. This change was primarily due to lower earnings in 2026. Changes in net working capital for the three months ended March 31, 2026 resulted in a cash decrease of $10.1 million compared with a cash decrease of $50.2 million in the same period in 2025.

Investing Activities. Net cash used in investing activities was $34.5 million and $51.7 million for the three months ended March 31, 2026 and 2025, respectively. This change was primarily due to decreased capital expenditures in 2026.

Financing Activities. Net cash provided by financing activities was $35.8 million for the three months ended March 31, 2026, compared with cash provided by financing activities of $14.2 million for the same period in 2025. This change was primarily due to increased net borrowings in 2026.

Cash Requirements

Our material cash requirements have consisted of, and we anticipate will continue to consist of the following:

•
debt service obligations, including interest and principal;
•
capital expenditures;
•
purchase commitments;
•
tax receivable agreement payments, and
•
acquisitions of strategic businesses.

Debt Service Obligations

As of March 31, 2026 we have $1,085.6 million in aggregate principal amount of long-term debt outstanding, with $156.2 million coming due over the next twelve months. For additional information about our long-term debt, see "Note 4. Debt" in the notes to our unaudited condensed consolidated financial statements and Item 8 "Financial Statements and Supplementary Data" in our Annual Report.

Both the 2029 Senior Notes and the ABL Credit Facility contain certain customary representations and warranties and affirmative and negative covenants. As of March 31, 2026, we were in compliance with these covenants and expect to be compliant for at least the next twelve months.

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

During the three months ended March 31, 2026 our capital expenditures were $40.7 million, consisting of maintenance capital expenditures for our hydraulic fracturing fleet, upgrades to legacy pumps, expenditures to maintain efficient operations at our sand mines, and investments in next generation technology.

For the full year of 2026, we estimate capital expenditures will range from $80 million to $100 million in maintenance related expenditures and an additional $75 million to $85 million for growth initiatives. Growth initiatives in 2026 relate to upgrades to our hydraulic fracturing fleet, investments in next generation technology and sand mine improvements.

We continually evaluate our capital expenditures and the amount that we ultimately spend will depend on a number of factors, including our liquidity position, customer demand for fleets, and expected industry activity levels.

Purchase Commitments

As of March 31, 2026, we had purchase commitments of $6.4 million.

Tax Receivable Agreement

As of March 31, 2026 we have $86.6 million of estimated tax receivable agreement obligations, with an estimated $4.6 million coming due over the next twelve months. This obligation will generally be paid under the tax receivable agreement as the Company realizes actual cash tax savings from the tax benefits covered by the tax receivable agreement in future tax years. We do not expect a significant increase in the estimate of this liability in future periods. For additional information about our tax receivable agreement, please see Item 8 "Financial Statements and Supplementary Data" in our Annual Report.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2026, we held no derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. We are subject to interest rate risk on our variable-rate debt. A 1% increase in interest rates on our variable-rate debt as of March 31, 2026, would increase the annual interest payments for this debt by approximately $10.0 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Executive Chairman (our principal executive officer) and our Chief Financial Officer (our principal financial officer), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Executive Chairman and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Executive Chairman and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

Securities Trading Plans

During the three months ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

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

10.2#

Form of Performance-Based Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the ProFrac Holding Corp. 2022 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on April 13, 2026).

10.3#

Special Incentive Agreement, effective as of January 1, 2026, by and between Austin Harbour and ProFrac Holdings II, LLC (incorporated by reference to Exhibit 10.2 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on April 13, 2026).

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

* Filed herewith.

** Furnished herewith.

# Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 8, 2026.

ProFrac Holding Corp.

By:	/s/ Matthew D. Wilks
Name: Matthew D. Wilks
Title: Executive Chairman and Director (Principal Executive Officer)

By:	/s/ Austin Harbour
Austin Harbour
Title: Chief Financial Officer (Principal Financial Officer)