Form 10-Q
period 2026-06-30
ProFrac Holding Corp.
filed 2026-08-06
CIK 1881487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 3, 2026 the registrant had 182,122,762 shares of Class A common stock outstanding.

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

These forward-looking statements speak only as of the date they were made. Except as required by law, we undertake no obligation to update, amend, or clarify any forward-looking statements because of new information, future events, or other factors. All forward-looking information involves risks and uncertainties that could cause actual results to differ materially from those expected or implied, including those described in Item 1A “Risk Factors” of our most recently filed Annual Report on Form 10-K (the “Annual Report”) and in our other filings with the SEC from time to time.

PART I

ITEM 1. FINANCIAL STATEMENTS

ProFrac Holding Corp.

Condensed Consolidated Balance Sheets

(in millions, except per share amounts or where otherwise noted)

(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents (includes VIE balances of $4.4 and $5.7)	$18.8	$22.9
Accounts receivable, net (net of allowances for credit losses of $14.2 and $14.6) (includes VIE balances of $43.5 and $19.0)	334.0	266.8
Accounts receivable — related party, net	5.7	19.9
Inventories (includes VIE balances of $26.6 and $10.6)	174.8	151.3
Prepaid expenses and other current assets (includes VIE balances of $0.5 and $0.9)	38.8	22.6
Total current assets	572.1	483.5
Property, plant, and equipment (net of accumulated depreciation of $1,696.4 and $1,582.2) (includes VIE net balances of $31.8 and $29.6)	1,350.8	1,464.3
Operating lease right-of-use assets, net	128.2	154.3
Goodwill	290.2	290.2
Intangible assets, net	93.8	111.8
Deferred tax assets (includes VIE balances of $24.4 and $29.0)	24.4	29.0
Other assets (includes VIE balances of $1.0 and $1.0)	48.4	40.0
Total assets	$2,507.9	$2,573.1
LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (includes VIE balances of $75.2 and $48.0)	$323.7	$257.1
Accounts payable — related party	50.1	42.2
Accrued expenses (includes VIE balances of $5.4 and $8.5)	67.4	74.0
Current portion of long-term debt (includes VIE balances of $10.5 and $3.5)	159.9	144.7
Current portion of long-term debt — related party	5.4	5.0
Current portion of operating lease liabilities (includes VIE balances of $1.3 and $1.3)	41.4	44.8
Other current liabilities	28.8	28.8
Other current liabilities — related party	0.4	0.8
Total current liabilities	677.1	597.4
Long-term debt	877.7	832.7
Long-term debt — related party (includes VIE balances of $39.8 and $39.6)	40.5	42.9
Operating lease liabilities (includes VIE balances of $4.8 and $5.6)	92.6	115.5
Deferred tax liabilities	11.8	11.8
Tax receivable agreement liability	82.0	82.0
Other liabilities	9.1	10.1
Total liabilities	1,790.8	1,692.4
Commitments and contingencies (NOTE 10)
Mezzanine equity:
Series A redeemable convertible preferred stock, $0.01 par value, 50 thousand shares authorized, issued and outstanding	71.5	68.8
Stockholders' equity:
Preferred stock, $0.01 par value, 50.0 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.01 par value, 600.0 shares authorized, 182.1 and 180.9 shares issued and outstanding	1.8	1.8
Class B common stock, $0.01 par value, 400.0 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	1,316.8	1,325.9
Accumulated deficit	(776.1)	(610.2)
Total stockholders' equity attributable to ProFrac Holding Corp.	542.5	717.5
Noncontrolling interests	103.1	94.4
Total stockholders' equity	645.6	811.9
Total liabilities, mezzanine equity, and stockholders' equity	$2,507.9	$2,573.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProFrac Holding Corp.

Condensed Consolidated Statements of Operations

(in millions, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Services	$430.9	$432.0	$841.2	$955.9
Product sales	67.2	69.9	106.5	146.3
Total revenues	498.1	501.9	947.7	1,102.2

Operating costs and expenses:
Cost of revenues, exclusive of depreciation, depletion and amortization	388.1	374.7	742.5	794.1
Selling, general, and administrative	43.7	51.4	87.3	105.0
Depreciation, depletion and amortization	97.0	104.7	194.1	210.7
Acquisition and integration costs	—	0.1	—	0.2
Other operating expense, net	7.2	29.0	8.1	34.2
Total operating costs and expenses	536.0	559.9	1,032.0	1,144.2

Operating loss	(37.9)	(58.0)	(84.3)	(42.0)

Other income (expense):
Interest expense, net	(33.2)	(35.1)	(66.0)	(71.0)
Other expense, net	—	(9.7)	—	(4.9)
Loss before income taxes	(71.1)	(102.8)	(150.3)	(117.9)
Income tax expense	(3.6)	(4.4)	(5.2)	(4.7)
Net loss	(74.7)	(107.2)	(155.5)	(122.6)
Less: net income attributable to noncontrolling interests	(5.0)	(0.8)	(7.7)	(2.9)
Net loss attributable to ProFrac Holding Corp.	$(79.7)	$(108.0)	$(163.2)	$(125.5)
Net loss attributable to Class A common shareholders	$(81.0)	$(109.3)	$(165.9)	$(128.1)

Loss per Class A common share (basic and diluted)	$(0.45)	$(0.68)	$(0.91)	$(0.80)

Weighted average Class A common shares outstanding:
Basic	182.0	160.2	181.5	160.2
Diluted	182.0	160.2	181.5	160.2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProFrac Holding Corp.

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(74.7)	$(107.2)	$(155.5)	$(122.6)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	0.1
Comprehensive loss	(74.7)	(107.2)	(155.5)	(122.5)
Less: comprehensive (income) loss attributable to noncontrolling interest	(5.0)	(0.8)	(7.7)	(2.9)
Comprehensive loss attributable to ProFrac Holding Corp.	$(79.7)	$(108.0)	$(163.2)	$(125.4)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProFrac Holding Corp.

Condensed Consolidated Statements of Changes in Equity

(in millions)

(Unaudited)

	Class A Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Interests	Equity
Balance, December 31, 2025	180.9	$1.8	$1,325.9	$(610.2)	$—	$94.4	$811.9
Net income (loss)	—	—	—	(83.5)	—	2.7	(80.8)
Stock-based compensation	—	—	0.6	—	—	0.3	0.9
Class A shares issued for vested stock awards	—	—	0.2	—	—	—	0.2
Change in Flotek noncontrolling interest	—	—	(0.4)	—	—	0.4	—
Subsidiary transactions with noncontrolling interests	—	—	—	—	—	(0.4)	(0.4)
Adjustment of convertible preferred stock to redemption amount	—	—	—	(1.4)	—	—	(1.4)
Deemed distribution	—	—	(15.9)	—	—	—	(15.9)
Other	—	—	0.1	—	—	—	0.1
Balance, March 31, 2026	180.9	$1.8	$1,310.5	$(695.1)	$—	$97.4	$714.6
Net income (loss)	—	—	—	(79.7)	—	5.0	(74.7)
Stock-based compensation	—	—	2.0	—	—	0.5	2.5
Class A shares issued for vested stock awards	0.1	—	(0.1)	—	—	—	(0.1)
Change in Flotek noncontrolling interest	—	—	(0.3)	—	—	0.3	—
Subsidiary transactions with noncontrolling interests	—	—	—	—	—	(0.1)	(0.1)
Adjustment of convertible preferred stock to redemption amount	—	—	—	(1.3)	—	—	(1.3)
Shares issued to settle stock-based compensation liability	1.1	—	5.0	—	—	—	5.0
Other	—	—	(0.3)	—	—	—	(0.3)
Balance, June 30, 2026	182.1	$1.8	$1,316.8	$(776.1)	$—	$103.1	$645.6

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

ProFrac Holding Corp.

Condensed Consolidated Statements of Cash Flows

(in millions)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(155.5)	$(122.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	194.1	210.7
Amortization of acquired unfavorable contracts	—	(7.6)
Stock-based compensation	3.4	1.9
Loss on disposal of assets, net	2.5	8.6
Amortization of debt issuance costs	5.6	6.0
Loss on investments, net	—	6.8
Provision for credit losses, net of recoveries	—	12.8
Deferred tax expense	4.6	—
Other non-cash items, net	0.2	0.2
Changes in operating assets and liabilities:
Accounts receivable	(68.2)	(38.0)
Inventories	(23.5)	9.9
Prepaid expenses and other assets	(1.8)	4.7
Accounts payable	78.6	47.2
Accrued expenses	(6.6)	5.6
Other liabilities	(1.2)	(10.8)
Net cash provided by operating activities	32.2	135.4

Cash flows from investing activities:
Investment in property, plant & equipment	(72.4)	(95.3)
Proceeds from sale of assets	7.1	0.7
Other	—	0.4
Net cash used in investing activities	(65.3)	(94.2)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	25.0	21.6
Repayments of long-term debt	(70.0)	(71.9)
Borrowings from revolving credit agreements	844.0	916.7
Repayments of revolving credit agreements	(744.4)	(894.4)
Payment of debt issuance costs	(1.4)	(0.4)
Cash settlement of vested stock awards	—	(1.2)
Tax withholding related to net share settlement of noncontrolling interest equity awards	(0.5)	—
Payment of deferred financing costs	(1.2)	—
Other	(0.4)	(0.4)
Net cash provided by (used in) financing activities	51.1	(30.0)

Net increase in cash, cash equivalents, and restricted cash	18.0	11.2
Cash, cash equivalents, and restricted cash beginning of period	22.9	14.8
Cash, cash equivalents, and restricted cash end of period	$40.9	$26.0

Non-cash investing and financing activities
Capital expenditures included in accounts payable	$9.5	$10.6
Operating lease liabilities incurred from obtaining right-of-use assets	$—	$0.8
Acquisition of equipment through settlement of accounts receivable — related party	$15.0	$—
Finance lease liabilities incurred from obtaining property, plant & equipment	$—	$0.5

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

Basis of Presentation

The unaudited condensed consolidated financial statements presented herein include the accounts of ProFrac Corp. and those of its subsidiaries that are wholly owned, controlled by it or a variable interest entity (“VIE”) where it is the primary beneficiary. Unless the context requires otherwise, the use of the terms "Company," "we," "us," "our" or "ours" in these notes to the unaudited condensed consolidated financial statements refer to ProFrac Corp., together with its consolidated subsidiaries.

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Accordingly, certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. We believe that the presentations and disclosures herein are adequate to make the information not misleading. The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) for a fair statement of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in Item 8 "Financial Statements and Supplementary Data" of our Annual Report.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Variable Interest Entity

Through a contractual relationship, we have the power to appoint directors to the board of directors of Flotek. Because we have this power through a contract and not through our direct equity interest in Flotek, Flotek meets the definition of a variable interest entity. Furthermore, we are the primary beneficiary of the VIE due to our ability to appoint four of seven directors to Flotek’s board of directors. Accordingly, we have consolidated the operating results, assets and liabilities of Flotek. The assets of Flotek can only be used to settle its obligations and the creditors of Flotek have no recourse to our assets. Our exposure to Flotek is generally limited to the carrying value of our equity and variable interest. As of June 30, 2026 and December 31, 2025, we owned approximately 58.2% and 50.0%, respectively, of Flotek's outstanding common stock.

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

Recently Adopted Accounting Standards

The Company has adopted FASB ASU No. 2025-05, Financial Instruments --Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, effective for the fiscal year ending December 31, 2026. This ASU provides a practical expedient for calculating current expected credit losses on accounts receivable and current contract assets. This practical expedient permits a reporting entity to assume that current conditions as of the balance sheet date remain unchanged over the remaining life of the assets. The adoption of this ASU did not have a material effect on the Company's financial statements.

Recently Issued Standards Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which enhances the disclosures required for certain expense captions in the Company's annual and interim consolidated financial statements. This ASU is effective prospectively or retrospectively for fiscal years beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of this standard on the Company's financial statements.

In April 2026, the FASB issued ASU No. 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock, which requires that paid-in-kind (“PIK”) dividends on equity-classified preferred stock be initially measured on the basis of the PIK dividend rate stated in the preferred stock agreement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim reporting periods within those annual reporting periods. The Company does not expect this ASU to have a material effect on the Company's financial statements.

2. SUPPLEMENTAL BALANCE SHEET INFORMATION

Restricted Cash

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain contractual agreements, or are reserved for a specific purpose, and not readily available for immediate or general use are recorded to restricted cash and included in prepaid expenses and other current assets in our unaudited condensed consolidated balance sheets. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the unaudited condensed consolidated statements of cash flows for the periods indicated:

	June 30,
	2026	2025
Cash and cash equivalents	$18.8	$26.0
Restricted cash included in prepaid expenses and other current assets	22.1	—
Total cash, cash equivalents, and restricted cash	$40.9	$26.0

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

As of June 30, 2026, restricted cash consisted of cash used to support our casualty insurance and company credit card obligations.

Inventories

Inventories are comprised of the following:

	June 30, 2026	December 31, 2025
Raw materials and supplies	$11.3	$10.8
Work in process	12.9	12.4
Finished products and parts	150.6	128.1
Total	$174.8	$151.3

Accrued Expenses

Accrued expenses are comprised of the following:

	June 30, 2026	December 31, 2025
Employee compensation and benefits	$25.4	$27.9
Sales, use, and property taxes	14.5	16.8
Insurance	15.6	18.2
Interest	10.6	8.2
Income taxes	0.7	0.7
Other	0.6	2.2
Total accrued expenses	$67.4	$74.0

Other Current Liabilities

Other current liabilities are comprised of the following:

	June 30, 2026	December 31, 2025
Accrued supply commitment charges	$12.6	$12.6
Accrued legal contingencies	5.5	5.5
Deferred revenue	1.9	0.8
Tax receivable agreement obligation	4.7	4.6
Other	4.1	5.3
Total other current liabilities	$28.8	$28.8

3. DISPOSITION

In June 2025, we disposed of our EKU Power Drives subsidiary in our Manufacturing Segment. We recorded a loss of $10.5 million in connection with this disposal, which was classified as other income and expense, net on our unaudited condensed consolidated statements of operations. For the six months ended June 30, 2025, this subsidiary recorded a pretax loss of $4.5 million and a net loss attributable to ProFrac Holding Corp. of $3.3 million. This disposal has not had a major effect on our operations or financial results.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

4. DEBT

Debt is comprised of the following:

	June 30, 2026	December 31, 2025
ProFrac Holding Corp.:
2029 Senior Notes	$554.7	$570.4
2022 ABL Credit Facility	161.5	69.2
Equify Notes (1)	6.3	8.3
Finance lease obligations	3.1	4.1
Other	—	8.7
ProFrac Holding Corp. principal amount	725.6	660.7
Less: unamortized debt discounts, premiums, and issuance costs	(10.0)	(11.8)
Less: current portion of long-term debt	(88.7)	(94.1)
ProFrac Holding Corp. long-term debt, net	626.9	554.8

Alpine Subsidiary:
Alpine 2023 Term Loan	305.0	320.0
Other	0.8	1.0
Finance lease obligations	1.9	4.1
Alpine principal amount	307.7	325.1
Less: unamortized debt discounts, premiums, and issuance costs	(8.1)	(10.2)
Less: current portion of long-term debt	(62.3)	(48.5)
Alpine long-term debt, net	237.3	266.4

Flotek Subsidiary:
Flotek ABL credit facility	10.4	3.3
Finance lease obligations	0.3	0.4
Flotek PWRtek Note (1)	40.0	40.0
Flotek principal amount	50.7	43.7
Less: unamortized debt discounts, premiums, and issuance costs	(0.4)	(0.4)
Less: current portion of long-term debt	(10.5)	(3.5)
Flotek long-term debt, net	39.8	39.8

Other Subsidiaries:
Revolving credit facility	3.1	2.9
Finance lease obligations	6.1	6.2
Other	9.2	9.5
Other subsidiaries principal amount	18.4	18.6
Less: unamortized debt discounts, premiums, and issuance costs	(0.4)	(0.4)
Less: current portion of long-term debt	(3.8)	(3.6)
Other subsidiaries long-term debt, net	14.2	14.6

Consolidated:
Total principal amount	1,102.4	1,048.1
Less: unamortized debt discounts, premiums, and issuance costs	(18.9)	(22.8)
Less: current portion of long-term debt	(165.3)	(149.7)
Total long-term debt, net	$918.2	$875.6
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

As of June 30, 2026, the maximum availability under the ABL Credit Facility was limited to our eligible borrowing base of $237.2 million with $161.5 million of borrowings outstanding and $18.1 million of letters of credit outstanding, resulting in approximately $57.6 million of remaining availability.

On July 1, 2026, we repaid in full all outstanding obligations under, and terminated, the 2022 ABL Credit Facility in connection with entering into a new revolving credit facility. See “Note 14. Subsequent Events” for additional information regarding the new revolving credit facility. Upon such repayment and termination, all commitments under the 2022 ABL Credit Facility were terminated and all liens securing the obligations thereunder were released.

Debt Compliance

Both the 2029 Senior Notes and the ABL Credit Facility contain certain customary representations and warranties and affirmative and negative covenants. As of June 30, 2026, we were in compliance with these covenants and expect to be compliant for at least the next twelve months.

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

5. EQUITY

Preferred Stock

In September 2023, we issued and sold 50,000 shares of Series A preferred stock, par value $0.01 per share (the “Preferred Stock”), to two entities controlled by the Wilks Parties. The Preferred Stock was sold for aggregate consideration of $50.0 million, and resulted in net proceeds to the Company of $48.9 million after the payment of $1.1 million in issuance costs.

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

The Preferred Stock holders have the option to convert each Preferred Stock share into shares of our common stock at a conversion ratio. The conversion ratio is defined as the Liquidation Preference as of the date of the conversion divided by the conversion price of $20.00, where such conversion price is subject to adjustment upon the occurrence of specified events set forth under terms of the Preferred Stock. At June 30, 2026, the Preferred Stock was convertible into 3.1 million common shares.

The Preferred Stock is redeemable at the Company's option at any time. The redemption price per share is an amount in cash equal to the Liquidation Preference as of the date of redemption multiplied by 1.15 (“Redemption Amount”). As of June 30, 2026, the Redemption Amount of the Preferred Stock would be $71.5 million.

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

In the accounting for prior business combinations, we recorded off-market contract liabilities. During the three and six months ended June 30, 2025 we recorded amortization of $1.9 million and $7.6 million related to these contract liabilities as revenue. As of December 31, 2025, our off-market contract liabilities amounted to zero.

Performance Obligations

Certain of our Proppant Production contracts contain multiple performance obligations to provide a minimum quantity of proppant products to our customers in future periods. For these contracts, the transaction price is allocated to each performance obligation at estimated selling prices and we recognize revenue as we satisfy these performance obligations. As of June 30, 2026, the aggregate amount of transaction price allocated to unsatisfied performance obligations was $11.2 million, and we expect to perform these obligations and recognize revenue of $11.2 million in 2027.

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

7. OTHER OPERATING EXPENSE, NET

Other operating expense, net is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Litigation expenses	$1.0	$2.8	$3.4	$4.4
Provision for credit losses, net of recoveries	—	12.8	—	12.8
Field restructuring costs	1.6	—	1.6	—
Transaction costs	0.1	7.0	0.4	7.2
Lease termination	—	0.8	0.2	0.8
Severance charges	—	0.4	—	0.4
Loss on disposal of assets, net	4.5	5.2	2.5	8.6
Total	$7.2	$29.0	$8.1	$34.2

Litigation expenses generally represent legal and professional fees incurred in litigation as well as estimates for loss contingencies with regards to certain vendor disputes and litigation matters. In the periods presented, these costs primarily represent litigation costs incurred in connection with certain patent infringement lawsuits.

Field restructuring costs in 2026 relate to the closure of a stimulation services field operations location in Vernal, UT.

The provision for credit losses for the three and six months ended June 30, 2025 primarily related to a revised estimate of the payments to be received from an insolvent customer.

Transaction costs represent legal and professional fees incurred for strategic initiatives.

Severance charges relate to the departure of certain highly compensated employees.

(Gain) loss on disposal of assets, net consists of gains and losses on the sale of excess property, early equipment disposals and other asset dispositions.

8. INCOME TAXES

We record income taxes for interim periods based on an estimated annual effective tax rate. The estimated annual effective rate is recomputed on a quarterly basis and may fluctuate due to changes in forecasted annual operating income, positive or negative changes to the valuation allowance for net deferred tax assets and changes to actual or forecasted permanent book to tax differences. Our effective tax rate for the six months ended June 30, 2026 was negative 3.5%, compared with negative 4.0% in the same period in 2025.

For the six months ended June 30, 2026, the difference between our effective tax rate and the federal statutory rate related to changes in the valuation allowance on our net deferred tax assets.

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

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

9. EARNINGS PER SHARE

The calculation of earnings per share (“EPS”) for our Class A common stock is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to ProFrac Holding Corp.	$(79.7)	$(108.0)	$(163.2)	$(125.5)
Adjust Series A redeemable convertible preferred stock to its maximum redemption value	(1.3)	(1.3)	(2.7)	(2.6)
Net income (loss) used for basic and diluted earnings per Class A common share	$(81.0)	$(109.3)	$(165.9)	$(128.1)

Denominator:
Weighted average Class A common shares	182.0	160.2	181.5	160.2
Dilutive potential of restricted stock units	—	—	—	—
Weighted average Class A common shares — diluted	182.0	160.2	181.5	160.2

Basic and diluted earnings per Class A common share	$(0.45)	$(0.68)	$(0.91)	$(0.80)

Antidilutive shares:
Common stock equivalents related to Preferred Stock	3.1	2.9	3.1	2.8
Restricted stock units which are antidilutive due to net loss position	—	—	—	—
Total antidilutive shares	3.1	2.9	3.1	2.8

The dilutive potential of restricted stock awards is calculated using the treasury stock method. The dilutive potential of our Preferred Stock is calculated using the if-converted method.

10. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of June 30, 2026, we had purchase commitments of $0.9 million in 2026, $1.6 million in 2027, $1.6 million in 2028, and $0.3 million in 2029.

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

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

11. FAIR VALUE MEASUREMENTS

Recurring Measurements

The Company had no assets or liabilities measured at fair value on a recurring basis as of June 30, 2026, and December 31, 2025.

The following is a reconciliation of our recurring Level 3 fair value measurements for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net asset (liability) balance at beginning of period	$—	$—	$—	$(8.6)
Change in fair value of Level 3 fair value measurements	—	—	—	3.7
Munger liability settled in cash	—	—	—	4.9
Net asset (liability) balance at end of period	$—	$—	$—	$—

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

12. BUSINESS SEGMENTS

The Company's segments are determined as those operations whose results are reviewed regularly by the chief operating decision maker (“CODM”), who is our Executive Chairman, in deciding how to allocate resources and assess performance. Our CODM manages our business segments primarily by the type of product or services provided. We have four reportable segments which we operate within the United States of America: Stimulation Services, Proppant Production, Manufacturing and Flotek. Amounts in the other category reflect our business activities that are not separately reportable, which includes Livewire Power, LLC (“Livewire”). Livewire enables onsite power generation services for oilfield and non-oilfield customers that require off-grid power solutions.

The CODM assesses the performance of the segments based on segment Adjusted EBITDA, which is defined as our net income (loss) before (i) interest expense, net, (ii) income taxes, (iii) depreciation, depletion and amortization, (iv) (loss) gain on disposal of assets, net, (v) stock-based compensation, and (vi) other charges, such as certain credit losses, gain (loss) on extinguishment of debt, gain (loss) on investments, acquisition and integration expenses, litigation expenses and accruals for legal contingencies, acquisition earnout adjustments, severance charges, goodwill impairments, gains on insurance recoveries, transaction costs, third-party supply commitment charges, lease termination costs, field restructuring costs, and impairments of long-lived assets.

We account for intersegment transactions as if the transactions were with third parties, that is, at estimated current market prices.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

Summarized financial information for our reportable segments is as follows:

	Stimulation Services	Proppant Production	Manufacturing	Flotek	Other	Eliminations	Total
Three Months Ended June 30, 2026:
Revenue
External customers — services	$429.5	$—	$—	$—	$—	$1.4	$430.9
External customers — product sales (1)	—	15.2	8.8	43.2	—	—	67.2
Intercompany (2)	—	106.1	39.0	58.6	3.6	(207.3)	—
Total Revenue	$429.5	$121.3	$47.8	$101.8	$3.6	$(205.9)	$498.1
Cost of revenues, exclusive of depreciation, depletion, and amortization (3)	365.7	109.8	38.6	74.9	3.2	(204.1)	388.1
Selling, general and administrative, excluding stock-based compensation	24.5	5.2	3.1	7.8	—	—	40.6
Other income	—	—	—	—	—	—	—
Adjusted EBITDA	$39.3	$6.3	$6.1	$19.1	$0.4	$(1.8)	$69.4
Depreciation, depletion and amortization	75.2	18.6	2.8	1.0	0.8	(1.4)	97.0
Investment in property, plant & equipment	29.3	3.1	0.1	1.9	—	(2.7)	31.7

Three Months Ended June 30, 2025:
Revenue
External customers — services	$432.0	$—	$—	$—	$—	$—	$432.0
External customers — product sales (1)	—	32.3	12.5	25.1	—	—	69.9
Intercompany (2)	—	45.2	43.3	34.7	5.2	(128.4)	—
Total Revenue	$432.0	$77.5	$55.8	$59.8	$5.2	$(128.4)	$501.9
Cost of revenues, exclusive of depreciation, depletion, and amortization	350.2	57.6	43.6	43.6	5.1	(125.4)	374.7
Selling, general and administrative, excluding stock-based compensation	31.3	5.1	4.9	7.7	0.4	—	49.4
Other income	(0.6)	—	—	(0.2)	—	—	(0.8)
Adjusted EBITDA (3)	$51.1	$14.8	$7.3	$8.7	$(0.3)	$(3.0)	$78.6
Depreciation, depletion and amortization	82.0	19.7	3.9	0.6	—	(1.5)	104.7
Investment in property, plant & equipment	34.0	7.8	0.1	7.2	2.0	(8.3)	42.8

As of June 30, 2026:
Cash and cash equivalents	$10.3	$2.5	$1.6	$4.4	$—	$—	$18.8
Total current assets	464.5	78.6	325.2	158.0	6.0	(460.2)	572.1
Property, plant, and equipment, net	591.1	697.0	38.1	31.8	8.8	(16.0)	1,350.8
Total assets	2,756.0	1,089.5	467.2	311.0	33.8	(2,149.6)	2,507.9
Current portion of long-term debt	88.7	62.3	3.8	10.5	—	—	165.3
Long-term debt	626.9	237.3	14.2	39.8	—	—	918.2
Total liabilities	1,956.8	445.1	382.9	138.8	40.0	(1,172.8)	1,790.8

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

	Stimulation Services	Proppant Production	Manufacturing	Flotek	Other	Eliminations	Total
Six Months Ended June 30, 2026:
Revenue
External customers — services	$836.5	$—	$—	$—	$—	$4.7	$841.2
External customers — product sales (1)	—	29.3	15.8	61.4	—	—	106.5
Intercompany (2)	—	211.6	80.4	112.7	6.5	(411.2)	—
Total Revenue	$836.5	$240.9	$96.2	$174.1	$6.5	$(406.5)	$947.7
Cost of revenues, exclusive of depreciation, depletion, and amortization	715.0	218.3	76.7	128.5	6.2	(402.2)	742.5
Selling, general and administrative, excluding stock-based compensation	50.2	9.8	6.6	15.2	—	—	81.8
Other expense (income)	—	—	—	—	—	—	—
Adjusted EBITDA (3)	$71.3	$12.8	$12.9	$30.4	$0.3	$(4.3)	$123.4
Depreciation, depletion and amortization	150.3	37.3	5.6	2.0	1.6	(2.7)	194.1
Investment in property, plant & equipment	65.3	8.0	0.3	4.1	—	(5.3)	72.4

Six Months Ended June 30, 2025:
Revenue
External customers — services	$955.8	$—	$—	$—	$0.1	$—	$955.9
External customers — product sales (1)	—	75.6	21.2	49.5	(0.0)	—	146.3
Intercompany (2)	0.7	69.2	100.4	67.1	10.5	(247.9)	—
Total Revenue	$956.5	$144.8	$121.6	$116.6	$10.6	$(247.9)	$1,102.2
Cost of revenues, exclusive of depreciation, depletion, and amortization (3)	738.0	100.8	98.9	86.1	10.1	(239.8)	794.1
Selling, general and administrative, excluding stock-based compensation	64.4	10.9	11.4	14.1	1.1	—	101.9
Other expense (income)	(1.6)	—	—	(0.3)	—	—	(1.9)
Adjusted EBITDA	$155.7	$33.1	$11.3	$16.7	$(0.6)	$(8.1)	$208.1
Depreciation, depletion and amortization	164.4	38.9	8.5	1.3	—	(2.4)	$210.7
Investment in property, plant & equipment	85.3	11.5	0.1	7.6	3.0	(12.2)	$95.3

As of December 31, 2025:
Cash and cash equivalents	$14.0	$1.1	$2.1	$5.7	$—	$—	$22.9
Total current assets	403.1	78.5	315.7	110.4	3.5	(427.7)	483.5
Property, plant, and equipment, net (4)	669.4	725.6	42.7	29.6	10.4	(13.4)	1,464.3
Total assets	2,795.6	1,115.8	455.8	266.2	37.0	(2,097.3)	2,573.1
Current portion of long-term debt	94.1	48.5	3.6	3.5	—	—	149.7
Long-term debt	554.8	266.4	14.6	39.8	—	—	875.6
Total liabilities	1,855.2	425.2	378.0	114.2	41.9	(1,122.1)	1,692.4

(1)
Our Proppant Production segment recognized noncash revenue associated with acquired contract liabilities of zero and $1.9 million for the three months ended June 30, 2026 and 2025, respectively and zero and $7.6 million for the six months ended June 30, 2026 and 2025, respectively. Refer to Item 8 "Financial Statements and Supplementary Data" in our Annual Report for information about our acquired contract liabilities.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

(2)
In our other business activities, Flotek recorded revenue of $1.2 million and $7.7 million for the three months ended June 30, 2026 and 2025, respectively, and $3.9 million and $15.2 million for the six months ended June 30, 2026 and 2025, respectively, related to contract shortfalls because the Stimulation Services segment did not purchase the minimum contractual commitment of chemistry products from Flotek.
(3)
Cost of revenues, exclusive of depreciation, depletion, and amortization, for the Stimulation Services segment included an intercompany supply commitment charge of $1.2 million and $7.7 million for the three months ended June 30, 2026 and 2025, respectively, and $3.9 million and $15.2 million for the six months ended June 30, 2026 and 2025, respectively, because this segment did not purchase the minimum contractual commitment of chemistry products from Flotek.
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

The following table reconciles consolidated Adjusted EBITDA to net income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Adjusted EBITDA	$69.4	$78.6	$123.4	$208.1
Interest expense, net	(33.2)	(35.1)	(66.0)	(71.0)
Depreciation, depletion and amortization	(97.0)	(104.7)	(194.1)	(210.7)
Income tax expense	(3.6)	(4.4)	(5.2)	(4.7)
Loss on disposal of assets, net	(4.5)	(5.2)	(2.5)	(8.6)
Provision for credit losses, net of recoveries	—	(12.8)	—	(12.8)
Stock-based compensation (1)	(3.1)	(2.0)	(5.5)	(3.1)
Field restructuring costs	(1.6)	—	(1.6)	—
Lease termination	—	(0.8)	(0.2)	(0.8)
Transaction costs	(0.1)	(7.0)	(0.4)	(7.2)
Severance charges	—	(0.4)	—	(0.4)
Acquisition and integration costs	—	(0.1)	—	(0.2)
Litigation expenses	(1.0)	(2.8)	(3.4)	(4.4)
Loss on investments, net	—	(10.5)	—	(6.8)
Net loss	$(74.7)	$(107.2)	$(155.5)	$(122.6)
(1)
Stock-based compensation is reported in “Selling, general and administrative” in the unaudited condensed consolidated statements of operations and is not allocated to the segments.

13. RELATED PARTY TRANSACTIONS

In the normal course of business, we have entered into transactions with related parties where the Wilks Parties hold a controlling financial interest. For the three and six months ended June 30, 2026 and 2025, the Company had related party transactions with the following related party entities:

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
•
Wilks Earthworks, LLC (“Wilks Earthworks”) is an oilfield services company that provides mining, wet and dry loading, hauling and other services and equipment to its customers, including us. These payments are recorded in cost of revenues, exclusive of depreciation and depletion in our unaudited condensed consolidated statements of operations.
•
Carbo Ceramics Inc. (“Carbo”) is a provider of ceramic proppant which will at times purchase conventional proppant from us to act as a broker for its customers. Additionally, we will at times purchase manufactured proppant from Carbo for the Stimulation Services segment.

The following table summarizes revenue from related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Flying A	$0.3	$3.1	$1.2	$5.0
Total	$0.3	$3.1	$1.2	$5.0

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

The following table summarizes expenditures with related parties. The amounts for Logistix IQ for the three and six months ended June 30, 2025 have been revised from amounts previously reported. This revision had no other effect on our previously issued unaudited condensed consolidated financial statements for these periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Logistix IQ	$54.0	$30.1	$88.4	$73.2
Flying A	0.6	0.5	2.9	0.9
Wilks Brothers	1.8	2.0	3.6	4.0
Related Lessors	3.5	3.8	6.9	7.6
Wilks Construction	—	3.2	—	3.8
Wilks Earthworks	5.1	6.8	11.4	12.4
Equify Financial	4.3	4.6	8.7	9.2
Carbo	0.3	0.5	1.0	0.8
Total	$69.6	$51.5	$122.9	$111.9

The following table summarizes accounts receivable–related party:

	June 30, 2026	December 31, 2025
Flying A	$4.6	$18.8
Wilks Construction	0.8	0.8
Interstate	0.3	0.3
Total	$5.7	$19.9

The following table summarizes accounts payable–related party:

	June 30, 2026	December 31, 2025
Logistix IQ	$39.1	$27.6
Wilks Brothers (1)	0.4	5.5
Wilks Earthworks	4.6	5.2
Related Lessors	0.3	0.1
Equify Financial	1.0	—
Flying A	4.2	2.8
Carbo	0.5	1.0
Total	$50.1	$42.2
(1)
In 2025 the Company and Wilks Brothers agreed to settle the second, third and fourth quarter of 2025 management fee payments in shares of common stock under a service agreement. Approximately $5.0 million of the December 31, 2025 accounts payable balance was settled with 1.1 million shares of common stock that we issued in the three months ended June 30, 2026.

In June 2023 and January 2024, we arranged to sell certain surplus equipment and inventory components and to assign certain pre-orders for equipment to Flying A, at prices which are consistent with fair market value, for a total consideration of $36.3 million and $8.4 million, respectively. We delivered $0.4 million, $2.4 million, $12.6 million and $28.9 million of these components to Flying A in 2026, 2025, 2024 and 2023, respectively. We expect to deliver the remaining $0.4 million of product to Flying A in 2026. We accounted for the unapplied proceeds from these transactions as related party deposits presented as "Other current liabilities - related party" in our unaudited condensed consolidated balance sheets.

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

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

14. SUBSEQUENT EVENTS

2026 ABL Credit Facility

On July 1, 2026, ProFrac LLC, ProFrac II, LLC, as borrower, and certain of the Company’s wholly owned subsidiaries as obligors, entered into a senior secured asset-based revolving credit agreement (the “2026 ABL Credit Facility”), with a group of lenders with Eclipse Business Capital LLC as administrative agent, collateral agent, and swingline lender. The 2026 ABL Credit Facility is scheduled to expire on the earlier of July 1, 2030 or 91 days prior to the stated maturity of certain material indebtedness. Currently, our 2029 Senior Notes meet the definition of material indebtedness under the 2026 ABL Credit Facility and mature in January 2029.

The 2026 ABL Credit Facility provides for a maximum availability of $300.0 million. The maximum availability of credit under the 2026 ABL Credit Facility is limited at any time to the lesser of the lenders’ committed amounts or a borrowing base. The borrowing base is based on percentages of eligible accounts receivable and eligible inventory, which serve as collateral for the ABL Credit Facility, and is subject to certain reserves. Assets of our Alpine subsidiary are excluded from the borrowing base. If at any time borrowings and letters of credit issued under the credit facility exceed the borrowing base, we will be required to repay an amount equal to such excess. As of July 1, 2026, the maximum availability under the ABL credit facility was limited to our eligible borrowing base of $243.3 million with $172.7 million of borrowings outstanding, resulting in approximately $70.6 million of remaining availability.

Borrowings under the 2026 ABL Credit Facility accrue interest at either a SOFR rate (subject to a 2% floor) or a base rate, plus an applicable margin. The applicable margin for SOFR rate loans ranges from 4.0% to 4.5% and for base rate loans ranges from 3.0% to 3.5%. The 2026 ABL Credit Facility bears an unused line fee at an annual rate of 0.5%. The effective annualized interest rate was 8.0% as of July 1, 2026.

If the amount available under the credit facility is less than the lesser of 15% of our maximum availability or 15% of the borrowing base, and such conditions continue for at least three consecutive business days, we will be subject to the cash dominion provisions under the agreement. If the amount available under the credit facility is less than the lesser of 10% of our maximum availability or 10% of the borrowing base, we will be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0. The credit facility also imposes an annual limit on capital expenditures (as defined in the credit agreement) on our Stimulation Services segment.

The 2026 ABL Credit Facility contains certain customary representations and warranties and affirmative and negative covenants. The negative covenants include, subject to customary exceptions, limitations on indebtedness, dividends, distributions and certain other payments, investments, acquisitions, prepayments of specified junior indebtedness, amendments of specified junior indebtedness, transactions with affiliates, dispositions, mergers and consolidations, liens, restrictive agreements, sale and leaseback transactions, changes in fiscal periods and changes in line of business. The Company was in compliance with all covenants, and there were no existing defaults or events of default related to the 2026 ABL Credit Facility.

2022 ABL Credit Facility

On July 1, 2026, we repaid in full all outstanding obligations under, and terminated, the 2022 ABL Credit Facility. Upon such repayment and termination, all commitments under the 2022 ABL Credit Facility were terminated and all liens securing the obligations thereunder were released.

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

Summary Financial Results

•
Total revenue for the three months and six months ended June 30, 2026 was $498.1 million and $947.7 million, respectively, which represented decreases of $3.8 million and $154.5 million, respectively, from the same periods in 2025.
•
Net loss attributable to ProFrac Holding Corp. for the three months and six months ended June 30, 2026 was $79.7 million and $163.2 million, respectively, which represented a decrease in net loss of $28.3 million and an increase of net loss of $37.7 million, respectively, from the same periods in 2025.
•
Cash provided by operating activities for the six months ended June 30, 2026, was $32.2 million, a decrease of $103.2 million from the same period in 2025.
•
Total principal amount of long-term debt was $1,102.4 million at June 30, 2026, an increase of $54.3 million from December 31, 2025.

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

On July 1, 2026, we entered into a new credit agreement with Eclipse Business Capital LLC, as agent, collateral agent, swingline lender, lead arranger and bookrunner, providing for a $300 million asset-based revolving credit facility, which refinanced and replaced our 2022 ABL Credit Facility. See “Note 14. Subsequent Events” in the notes to our unaudited condensed consolidated financial statements for more information regarding our new revolving credit facility.

On August 6, 2026, the Company announced that Ladd Wilks has resigned as Chief Executive Officer of the Company, effective Friday, August 7, 2026. He will continue to serve the Company as a newly appointed member of the Board of Directors, replacing Mr. Sergei Krylov. The Company also announced that Matt Wilks has been named Chief Executive Officer of the Company, effective August 7, 2026. He will continue to serve as Executive Chairman. Mr. Krylov’s resignation is not the result of any disagreement with the Company on any matter.

Recent Trends and Outlook

Our business depends on the willingness of E&P companies to make expenditures to explore for, develop, and produce oil and natural gas in the United States. The willingness of E&P companies to undertake these activities is predominantly influenced by current and expected future prices for oil and natural gas. Adverse weather impacted our results early in the first quarter of 2026. In the second quarter of 2026, oil commodity prices were higher than their average in the first quarter of 2026 with increased volatility.

We currently expect increased pricing for our Stimulation Services business in the third quarter of 2026, compared to the second quarter of 2026. We have observed increased customer demand for hydraulic fracturing equipment that can operate with fuel other than diesel as well as a reduced supply of this equipment due to industry attrition. While we have limited visibility for future demand for our products and services, we are encouraged by current market dynamics and increasing customer engagement around 2027 planning.

In the second half of 2025, we implemented initiatives to enhance the resiliency of the platform resulting in lower cash operating expenses and capital expenditures. We remain focused on financial and operational discipline and optimizing our asset base.

We actively monitor the effects of inflation and tariffs on our business; however, the potential effects of inflation and tariffs on our business remain uncertain at this time.

Results of Operations

Revenues

Revenues by reportable segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Stimulation services	$429.5	$432.0	$836.5	$956.5
Proppant production	121.3	77.5	240.9	144.8
Manufacturing	47.8	55.8	96.2	121.6
Flotek	101.8	59.8	174.1	116.6
Other	3.6	5.2	6.5	10.6
Eliminations	(205.9)	(128.4)	(406.5)	(247.9)
Total revenues	$498.1	$501.9	$947.7	$1,102.2

Stimulation Services. Stimulation Services revenues for the three and six months ended June 30, 2026 decreased $2.5 million and $120.0 million, or 1% and 13%, respectively, from the same periods in 2025. The decreases were primarily due to decreases in average active fleets and lower average pricing for our services in 2026 compared to the same periods in 2025. The decreases were also due to cold weather related work disruptions in January 2026. These decreases were partially offset by an increase in jobs where we supplied proppant and chemistry.

Proppant Production. Proppant Production revenues for the three and six months ended June 30, 2026 increased $43.8 million and $96.1 million, or 57% and 66%, respectively, from the same periods in 2025. The increase was primarily due to higher average pricing for our proppant in 2026 compared to the same periods last year, which was due to a shift in intercompany sales mix from mine-gate pricing to wellsite pricing that began in the second quarter of 2025.

Additionally, revenue recognized for the amortization of acquired off-market contracts for the three and six months ended June 30, 2026 was zero, compared to $1.9 million and $7.6 million in the same periods in 2025. Refer to Item 8 "Financial Statements and Supplementary Data" in our Annual Report for information about our acquired contract liabilities. During the three and six months ended June 30, 2026, approximately 87% and 88%, respectively, of the Proppant Production segment's revenues were intercompany, compared with 58% and 48% in the same periods in 2025.

Manufacturing. Manufacturing revenues for the three and six months ended June 30, 2026 decreased by $8.0 million and $25.4 million, or 14% and 21% respectively from the same periods in 2025. The decrease was due to decreased intercompany demand for manufacturing products. During the three and six months ended June 30, 2026, approximately 82% and 84%, respectively, of the Manufacturing segment's revenues were intercompany, compared with 78% and 83% in the same periods in 2025.

Flotek. Flotek revenues for the three and six months ended June 30, 2026 increased by $42.0 million and $57.5 million, or 70% and 49%, from the same periods in 2025. The increase was primarily due to increased volume of intercompany sales to the Stimulation Services segment and increased sales to external customers. Flotek recorded contract shortfall revenue for the three and six months ended June 30, 2026 of $1.2 and $3.9, compared to $7.7 million and $15.2 million in the same periods in 2025, related to contract shortfalls with the Stimulation Services segment. During the three and six months ended June 30, 2026, approximately 58% and 65% of Flotek revenues were intercompany, compared with 58% and 58% in the same periods in 2025.

Other. Other revenues for the three and six months ended June 30, 2026 decreased by $1.6 million and $4.1 million from the same periods in 2025. The decrease was due to lower intercompany sales for Livewire. During the three and six months ended June 30, 2026, approximately 100% and 100%, respectively, of other revenues were intercompany, compared with 100% and 99% in the same periods in 2025.

Cost of Revenues

Cost of revenues by reportable segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenues, exclusive of depreciation, depletion, and amortization:
Stimulation services	$365.7	$350.2	$715.0	$738.0
Proppant production	109.8	57.6	218.3	100.8
Manufacturing	38.6	43.6	76.7	98.9
Flotek	74.9	43.6	128.5	86.1
Other	3.2	5.1	6.2	10.1
Eliminations	(204.1)	(125.4)	(402.2)	(239.8)
Total cost of revenues, exclusive of depreciation, depletion, and amortization	$388.1	$374.7	$742.5	$794.1

Stimulation Services. Stimulation Services cost of revenues for the three and six months ended June 30, 2026 increased by $15.5 million and decreased $23.0 million, or 4% and 3%, respectively, from the same periods in 2025. These changes were due to a decrease in average active fleets in 2026 compared to the same periods last year. These decreases were offset by an increase in jobs where we supplied proppant and chemistry. Cost of revenues for this segment included intercompany supply commitment charges of $1.2 million and $7.7 million for the three months ended June 30, 2026 and 2025, respectively, and $3.9 million and $15.2 million for the six months ended June 30, 2026 and 2025, respectively, because the Stimulation Services segment did not purchase the minimum contractual commitment of chemistry products from Flotek.

Proppant Production. Proppant Production cost of revenues for the three and six months ended June 30, 2026 increased by $52.2 million and $117.5 million, or 91% and 117%, respectively, from the same periods in 2025. These increases were primarily due to increased costs to support the shift in intercompany sales mix from mine-gate pricing to wellsite pricing, which began in the second quarter of 2025. Additionally, costs of revenues also increased due to a mix shift towards brokered volumes in 2026.

Manufacturing. Manufacturing cost of revenues for the three and six months ended June 30, 2026 decreased by $5.0 million and $22.2 million, or 11% and 22%, respectively, from the same periods in 2025. These decreases were due to decreased volumes of products sold to intercompany customers in 2026.

Flotek.. Flotek cost of revenues for the three and six months ended June 30, 2026 increased by $31.3 million and $42.4 million, or 72% and 49%, respectively, from the same periods in 2025. These increases were primarily due to increased volumes of intercompany sales and sales to external customers.

Other. Other cost of revenues for the three and six months ended June 30, 2026 decreased by $1.9 million and $3.9 million, or 37% and 39%, respectively, from the same periods in 2025. The decrease was due to lower intercompany sales for Livewire.

Selling, General and Administrative

Selling, general and administrative expenses are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Selling, general and administrative:
Selling, general and administrative, excluding stock-based compensation	$40.6	$49.4	$81.8	$101.9
Stock-based compensation	3.1	2.0	5.5	3.1
Total selling, general and administrative	$43.7	$51.4	$87.3	$105.0

Selling, general and administrative expenses for the three and six months ended June 30, 2026 decreased by $7.7 million and $17.7 million, or 15% and 17%, respectively, from the same periods in 2025. These decreases were primarily due to lower labor and non-labor costs resulting from cost control measures.

Depreciation, Depletion, and Amortization

Depreciation, depletion, and amortization for the three and six months ended June 30, 2026 decreased by $7.7 million and $16.6 million, respectively, from the same periods in 2025 due to certain assets becoming fully depreciated.

Other Operating Expense, Net

The following table summarizes our other operating expenses, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Litigation expenses	$1.0	$2.8	$3.4	$4.4
Provision for credit losses, net of recoveries	—	12.8	—	12.8
Field restructuring costs	1.6	—	1.6	—
Transaction costs	0.1	7.0	0.4	7.2
Lease termination	—	0.8	0.2	0.8
Severance charges	—	0.4	—	0.4
Loss on disposal of assets, net	4.5	5.2	2.5	8.6
Total	$7.2	$29.0	$8.1	$34.2

Litigation expenses generally represent legal and professional fees incurred in litigation as well as estimates for loss contingencies with regards to certain vendor disputes and litigation matters. In the periods presented, these costs primarily represent litigation costs incurred in connection with certain patent infringement lawsuits.

Field restructuring costs in 2026 relate to the closure of a stimulation services field operations location in Vernal, UT.

The provision for credit losses for the three and six months ended June 30, 2025 primarily related to a revised estimate of the payments to be received from an insolvent customer.

Transaction costs represent legal and professional fees incurred for strategic initiatives.

Severance charges relate to the departure of certain highly compensated employees.

(Gain) loss on disposal of assets, net consists of gains and losses on the sale of excess property, early equipment disposals and other asset dispositions.

Interest Expense, Net

Interest expense, net of interest income, for the three and six months ended June 30, 2026 was $33.2 million and $66.0 million, respectively, compared to $35.1 million and $71.0 million in the same periods in 2025. These decreases were due to lower average outstanding debt balances and interest rates in 2026.

Other Expense, Net

For the three and six months ended June 30, 2025, we recognized other expense, net of $9.7 million and $4.9 million, respectively. These amounts were primarily due to a $10.5 million loss on disposal of EKU Power Drives in the second quarter of 2025, which was partially offset by a decrease in the fair value of our Munger make-whole provision in the first quarter of 2025.

Income Taxes

Income taxes expense was $5.2 million and $4.7 million for the six months ended June 30, 2026 and 2025, respectively. Our effective tax rate for the six months ended June 30, 2026 was negative 3.5%, compared with negative 4.0% in the same period in 2025.

For the six months ended June 30, 2026, the difference between our effective tax rate and the federal statutory rate related to changes in the valuation allowance on our net deferred tax assets.

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

Liquidity and Capital Resources

Sources of Liquidity

Historically, our primary sources of liquidity are cash flows from operations and availability under our revolving credit facility. In the three months ended March 31, 2026, we issued $25.0 million of 2029 Senior Notes. While Flotek is included in our unaudited condensed consolidated financial statements, we do not have the ability to access or use Flotek’s cash or liquidity in our operations and, accordingly, have excluded Flotek’s cash and other sources of liquidity from the following discussion of our liquidity and capital resources. See "Note 1. Organization and Description of Business" in the notes to our unaudited condensed consolidated financial statements for discussion of our ownership of Flotek.

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

At June 30, 2026, we had $14.4 million of cash and cash equivalents, excluding Flotek, and $57.6 million available for borrowings under our previous revolving credit facility, which resulted in a total liquidity position of $72.0 million. On July 1, 2026, we entered into a new revolving credit facility. See “Note 14. Subsequent Events” in the notes to our unaudited condensed consolidated financial statements for more information regarding our new revolving credit facility. At July 1, 2026, we had $70.6 million available for borrowings under our new revolving credit facility.

We believe that our cash and cash equivalents, cash provided by operations, and the availability under our new revolving credit facility will be sufficient to fund our capital expenditures, satisfy our obligations, and remain in compliance with our existing debt covenants for at least the next 12 months. The market for our services is cyclical and if our customers unexpectedly reduce activity levels or the pricing of our products and services unexpectedly declines, we may need to take action to improve our liquidity, which may include selling assets or seeking additional sources of capital. There can be no assurance that any such additional liquidity enhancements will be available, or if available, that they will be on terms acceptable to us or our stakeholders. In addition, Alpine is closely monitoring its forthcoming debt covenant compliance obligation that commences in the fiscal quarter ending March 31, 2028. While there can be no assurance, Alpine believes that it will be able to meet, modify, or further defer this debt covenant. See “Note 4. Debt” in the notes to our unaudited condensed consolidated financial statements for more information about this forthcoming debt covenant.

Cash Flows

Cash flows provided by (used in) each type of activity were as follows:

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$32.2	$135.4
Investing activities	(65.3)	(94.2)
Financing activities	51.1	(30.0)
Net change in cash, cash equivalents, and restricted cash	$18.0	$11.2

Operating Activities. Net cash provided by operating activities was $32.2 million and $135.4 million for the six months ended June 30, 2026 and 2025, respectively. Cash flows from operating activities consist of net income or loss adjusted for non-cash items and changes in net working capital. Net income or loss adjusted for non-cash items for the six months ended June 30, 2026 resulted in a cash increase of $54.9 million compared with a cash increase of $116.8 million in the same period of 2025. This change was primarily due to lower earnings in 2026. Changes in net working capital for the six months ended June 30, 2026 resulted in a cash decrease of $22.7 million compared with a cash increase of $18.6 million in the same period in 2025.

Investing Activities. Net cash used in investing activities was $65.3 million and $94.2 million for the six months ended June 30, 2026 and 2025, respectively. This change was primarily due to decreased capital expenditures in 2026.

Financing Activities. Net cash provided by financing activities was $51.1 million for the six months ended June 30, 2026, compared with cash used by financing activities of $30.0 million for the same period in 2025. This change was primarily due to increased net borrowings in 2026.

Cash Requirements

Our material cash requirements have consisted of, and we anticipate will continue to consist of the following:

•
debt service obligations, including interest and principal;
•
capital expenditures;
•
purchase commitments;
•
tax receivable agreement payments, and
•
acquisitions of strategic businesses.

Debt Service Obligations

As of June 30, 2026 we have $1,102.4 million in aggregate principal amount of long-term debt outstanding, with $165.3 million coming due over the next twelve months. For additional information about our long-term debt, see "Note 4. Debt" in the notes to our unaudited condensed consolidated financial statements and Item 8 "Financial Statements and Supplementary Data" in our Annual Report.

Both the 2029 Senior Notes and our revolving credit facility contain certain customary representations and warranties and affirmative and negative covenants. As of June 30, 2026, we were in compliance with these covenants and expect to be compliant for at least the next twelve months.

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

During the six months ended June 30, 2026 our capital expenditures were $72.4 million, consisting of maintenance capital expenditures for our hydraulic fracturing fleet, upgrades to legacy pumps, expenditures to maintain efficient operations at our sand mines, and investments in next generation technology.

For the full year of 2026, we estimate capital expenditures will range from $100 million to $120 million in maintenance related expenditures and an additional $55 million to $65 million for growth initiatives. Growth initiatives in 2026 relate to upgrades to our hydraulic fracturing fleet, investments in next generation technology and sand mine improvements.

We continually evaluate our capital expenditures and the amount that we ultimately spend will depend on a number of factors, including our liquidity position, customer demand for fleets, and expected industry activity levels.

Purchase Commitments

As of June 30, 2026, we had purchase commitments of $0.9 million in 2026, $1.6 million in 2027, $1.6 million in 2028, and $0.3 million in 2029.

Tax Receivable Agreement

As of June 30, 2026 we have $86.7 million of estimated tax receivable agreement obligations, with an estimated $4.7 million coming due over the next twelve months. This obligation will generally be paid under the tax receivable agreement as the Company realizes actual cash tax savings from the tax benefits covered by the tax receivable agreement in future tax years. We do not expect a significant increase in the estimate of this liability in future periods. For additional information about our tax receivable agreement, please see Item 8 "Financial Statements and Supplementary Data" in our Annual Report.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2026, we held no derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. We are subject to interest rate risk on our variable-rate debt. A 1% increase in interest rates on our variable-rate debt as of June 30, 2026, would increase the annual interest payments for this debt by approximately $10.2 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Executive Chairman (our principal executive officer) and our Chief Financial Officer (our principal financial officer), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Executive Chairman and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Executive Chairman and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

Securities Trading Plans

During the three months ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

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

4.1

Seventh Supplemental Indenture, dated as of July 1, 2026, by and among ProFrac Holdings II, LLC, a Texas limited liability company, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, calculation agent and collateral agent (incorporated by reference to Exhibit 4.1 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on July 6, 2026).

10.1

Credit Agreement, dated as of July 1, 2026, by and among ProFrac Holdings II, LLC, a Texas limited liability company, ProFrac Holdings, LLC, a Texas limited liability company, the other guarantors party thereto, the lenders party thereto and Eclipse Business Capital LLC, as agent, collateral agent, swingline lender and lead arranger and bookrunner (incorporated by reference to Exhibit 10.1 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on July 6, 2026).

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

* Filed herewith.

** Furnished herewith.

# Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 6, 2026.

ProFrac Holding Corp.

By:	/s/ Matthew D. Wilks
Name: Matthew D. Wilks
Title: Executive Chairman and Director (Principal Executive Officer)

By:	/s/ Austin Harbour
Austin Harbour
Title: Chief Financial Officer (Principal Financial Officer)