Form 10-Q
period 2026-09-30
ProFrac Holding Corp.
filed 2026-11-05
CIK 1881487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 2, 2026 the registrant had 182,122,762 shares of Class A common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include those that express a belief, expectation or intention, as well as those that are not statements of historical fact. Forward-looking statements include information regarding our future plans and goals, as well as our expectations with respect to:

•
our business strategy and future growth prospects;
•
our industry;
•
integration of acquired businesses;
•
our future profitability, cash flows and liquidity;
•
our financial strategy, budget, projections and operating results;
•
the amount, nature and timing of our capital expenditures and the impact of such expenditures on our performance;
•
the availability and terms of capital;
•
our ability to complete potential sales of non-core equipment and other assets, and the timing and amount of any proceeds;
•
fluctuations in customer activity, including seasonal and weather-related events, and related operating cash flows;
•
transactions with, and the availability of financing or other support from, the Wilks Parties;
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
•
federal, state and local regulation of hydraulic fracturing and other oilfield service activities, as well as our customers' exploration and production activities, including public pressure on governmental bodies and regulatory agencies to regulate the industry;
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

PART I

ITEM 1. FINANCIAL STATEMENTS

ProFrac Holding Corp.

Condensed Consolidated Balance Sheets

(in millions, except per share amounts or where otherwise noted)

(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents (includes VIE balances of $25.0 and $5.7)	$43.6	$22.9
Accounts receivable, net (net of allowances for credit losses of $14.2 and $14.6) (includes VIE balances of $66.1 and $19.0)	348.4	266.8
Accounts receivable — related party, net	6.0	19.9
Inventories (includes VIE balances of $33.2 and $10.6)	194.9	151.3
Prepaid expenses and other current assets (includes VIE balances of $0.7 and $0.9)	26.1	22.6
Total current assets	619.0	483.5
Property, plant, and equipment (net of accumulated depreciation of $1,772.5 and $1,582.2) (includes VIE net balances of $33.2 and $29.6)	1,305.2	1,464.3
Operating lease right-of-use assets, net	119.0	154.3
Goodwill	290.2	290.2
Intangible assets, net	85.0	111.8
Deferred tax assets (includes VIE balances of $22.4 and $29.0)	22.4	29.0
Other assets (includes VIE balances of $1.0 and $1.0)	53.1	40.0
Total assets	$2,493.9	$2,573.1
LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (includes VIE balances of $75.1 and $48.0)	$378.5	$257.1
Accounts payable — related party	41.3	42.2
Accrued expenses (includes VIE balances of $6.2 and $8.5)	80.4	74.0
Current portion of long-term debt (includes VIE balances of $8.1 and $3.5)	107.5	144.7
Current portion of long-term debt — related party	5.4	5.0
Current portion of operating lease liabilities (includes VIE balances of $1.6 and $1.3)	42.5	44.8
Other current liabilities	31.3	28.8
Other current liabilities — related party	—	0.8
Total current liabilities	686.9	597.4
Long-term debt (includes VIE balances of $58.4 and $0.0)	905.0	832.7
Long-term debt — related party (includes VIE balances of $11.7 and $39.6)	11.7	42.9
Operating lease liabilities (includes VIE balances of $4.9 and $5.6)	82.3	115.5
Deferred tax liabilities	11.8	11.8
Tax receivable agreement liability	82.0	82.0
Other liabilities	9.2	10.1
Total liabilities	1,788.9	1,692.4
Commitments and contingencies (NOTE 10)
Mezzanine equity:
Series A redeemable convertible preferred stock, $0.01 par value, 50 thousand shares authorized, issued and outstanding	73.0	68.8
Stockholders' equity:
Preferred stock, $0.01 par value, 50.0 shares authorized, no shares issued and outstanding	—	—
Class A common stock, $0.01 par value, 600.0 shares authorized, 182.1 and 180.9 shares issued and outstanding	1.8	1.8
Class B common stock, $0.01 par value, 400.0 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	1,361.8	1,325.9
Accumulated deficit	(858.3)	(610.2)
Total stockholders' equity attributable to ProFrac Holding Corp.	505.3	717.5
Noncontrolling interests	126.7	94.4
Total stockholders' equity	632.0	811.9
Total liabilities, mezzanine equity, and stockholders' equity	$2,493.9	$2,573.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProFrac Holding Corp.

Condensed Consolidated Statements of Operations

(in millions, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Services	$431.5	$351.2	$1,283.5	$1,307.1
Product sales	79.6	51.9	175.3	198.2
Total revenues	511.1	403.1	1,458.8	1,505.3

Operating costs and expenses:
Cost of revenues, exclusive of depreciation, depletion and amortization	402.8	324.1	1,145.3	1,118.2
Selling, general, and administrative	45.0	43.0	132.3	148.0
Depreciation, depletion and amortization	96.7	103.0	290.8	313.7
Acquisition and integration costs	—	—	—	0.2
Other operating expense, net	1.0	11.8	9.1	46.0
Total operating costs and expenses	545.5	481.9	1,577.5	1,626.1

Operating loss	(34.4)	(78.8)	(118.7)	(120.8)

Other income (expense):
Interest expense, net	(33.4)	(34.5)	(99.4)	(105.5)
Loss on extinguishment of debt	(3.2)	—	(3.2)	—
Other income (expense), net	—	0.7	—	(4.2)
Loss before income taxes	(71.0)	(112.6)	(221.3)	(230.5)
Income tax benefit (expense)	(3.0)	20.2	(8.2)	15.5
Net loss	(74.0)	(92.4)	(229.5)	(215.0)
Less: net income attributable to noncontrolling interests	(6.7)	(8.5)	(14.4)	(11.4)
Net loss attributable to ProFrac Holding Corp.	$(80.7)	$(100.9)	$(243.9)	$(226.4)
Net loss attributable to Class A common shareholders	$(82.2)	$(102.2)	$(248.1)	$(230.3)

Loss per Class A common share (basic and diluted)	$(0.45)	$(0.60)	$(1.37)	$(1.41)

Weighted average Class A common shares outstanding:
Basic	182.1	170.8	181.7	163.8
Diluted	182.1	170.8	181.7	163.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProFrac Holding Corp.

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(74.0)	$(92.4)	$(229.5)	$(215.0)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	0.1
Comprehensive loss	(74.0)	(92.4)	(229.5)	(214.9)
Less: comprehensive (income) loss attributable to noncontrolling interest	(6.7)	(8.5)	(14.4)	(11.4)
Comprehensive loss attributable to ProFrac Holding Corp.	$(80.7)	$(100.9)	$(243.9)	$(226.3)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProFrac Holding Corp.

Condensed Consolidated Statements of Changes in Equity

(in millions)

(Unaudited)

	Class A Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income	Interests	Equity
Balance, December 31, 2025	180.9	$1.8	$1,325.9	$(610.2)	$—	$94.4	$811.9
Net income (loss)	—	—	—	(83.5)	—	2.7	(80.8)
Stock-based compensation	—	—	0.6	—	—	0.3	0.9
Class A shares issued for vested stock awards	—	—	0.2	—	—	—	0.2
Change in Flotek noncontrolling interest	—	—	(0.4)	—	—	0.4	—
Subsidiary transactions with noncontrolling interests	—	—	—	—	—	(0.4)	(0.4)
Adjustment of convertible preferred stock to redemption amount	—	—	—	(1.4)	—	—	(1.4)
Deemed distribution	—	—	(15.9)	—	—	—	(15.9)
Other	—	—	0.1	—	—	—	0.1
Balance, March 31, 2026	180.9	$1.8	$1,310.5	$(695.1)	$—	$97.4	$714.6
Net income (loss)	—	—	—	(79.7)	—	5.0	(74.7)
Stock-based compensation	—	—	2.0	—	—	0.5	2.5
Class A shares issued for vested stock awards	0.1	—	(0.1)	—	—	—	(0.1)
Change in Flotek noncontrolling interest	—	—	(0.3)	—	—	0.3	—
Subsidiary transactions with noncontrolling interests	—	—	—	—	—	(0.1)	(0.1)
Adjustment of convertible preferred stock to redemption amount	—	—	—	(1.3)	—	—	(1.3)
Shares issued to settle stock-based compensation liability	1.1	—	5.0	—	—	—	5.0
Other	—	—	(0.3)	—	—	—	(0.3)
Balance, June 30, 2026	182.1	$1.8	$1,316.8	$(776.1)	$—	$103.1	$645.6
Net income (loss)	—	—	—	(80.7)	—	6.7	(74.0)
Stock-based compensation	—	—	1.6	—	—	0.4	2.0
Transfer of Flotek shares to Wilks Parties	—	—	43.5	—	—	16.5	60.0
Adjustment of convertible preferred stock to redemption amount				(1.5)			(1.5)
Other	—	—	(0.1)	—	—	—	(0.1)
Balance, September 30, 2026	182.1	$1.8	$1,361.8	$(858.3)	$—	$126.7	$632.0

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

ProFrac Holding Corp.

Condensed Consolidated Statements of Cash Flows

(in millions)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(229.5)	$(215.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	290.8	313.7
Amortization of acquired unfavorable contracts	—	(7.6)
Stock-based compensation	5.4	6.6
Loss on insurance recoveries	—	0.3
Loss on disposal of assets, net	2.9	14.1
Amortization of debt issuance costs	8.7	8.9
Loss on investments, net	—	6.8
Non-cash loss on debt extinguishment	3.2	—
Provision for credit losses, net of recoveries	—	12.8
Deferred tax expense (benefit)	6.6	(16.5)
Other non-cash items, net	0.5	0.4
Changes in operating assets and liabilities:
Accounts receivable	(83.1)	26.4
Inventories	(43.7)	24.1
Prepaid expenses and other assets	(7.8)	(7.3)
Accounts payable	120.5	(23.3)
Accrued expenses	7.8	9.5
Other liabilities	1.0	(13.9)
Net cash provided by operating activities	83.3	140.0

Cash flows from investing activities:
Investment in property, plant & equipment	(112.1)	(133.3)
Proceeds from sale of assets	9.2	4.9
Other	—	0.4
Net cash used in investing activities	(102.9)	(128.0)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	99.1	38.5
Repayments of long-term debt	(122.3)	(103.7)
Borrowings from revolving credit agreements	1,371.3	1,344.3
Repayments of revolving credit agreements	(1,287.2)	(1,324.6)
Payment of debt issuance costs	(16.2)	(0.6)
Cash settlement of vested stock awards	—	(1.2)
Tax withholding related to net share settlement of noncontrolling interest equity awards	(0.5)	—
Proceeds from issuance of common stock	—	82.4
Payment of common stock issuance costs	—	(3.4)
Other	(0.4)	(0.5)
Net cash provided by financing activities	43.8	31.2

Net increase in cash, cash equivalents, and restricted cash	24.2	43.2
Cash, cash equivalents, and restricted cash beginning of period	22.9	14.8
Cash, cash equivalents, and restricted cash end of period	$47.1	$58.0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ProFrac Holding Corp.

Condensed Consolidated Statements of Cash Flows (continued)

(in millions)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Non-cash investing and financing activities
Capital expenditures included in accounts payable	$13.6	$10.0
Operating lease liabilities incurred from obtaining right-of-use assets	$0.8	$1.0
Finance lease liabilities incurred from obtaining property, plant & equipment	$1.1	$1.9
Acquisition of equipment through settlement of accounts receivable — related party	$15.0	$—
Transfer of Flotek shares to related party to repay debt	$60.0	$—
Interest paid in kind through an increase of debt principal	$1.5	$—
Shares issued to settle stock-based compensation liability	$5.0	$—
Related party exchange of Flotek PWRtek Note for Flotek Term Loan	$12.5	$—

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

Mr. Dan Wilks and Mr. Farris Wilks are brothers and are the founders and principal stockholders of the Company. Prior to August 7, 2026, their sons, Mr. Matthew D. Wilks and Mr. Johnathan Ladd Wilks served as the Company’s Executive Chairman and Chief Executive Officer, respectively. Effective August 7, 2026, Mr. Johnathan Ladd Wilks resigned as Chief Executive Officer of the Company and agreed to serve the Company as a newly appointed member of the Board of Directors, replacing Mr. Sergei Krylov. Also effective August 7, 2026, Mr. Matthew D. Wilks was named Chief Executive Officer of the Company. He will continue to serve as Executive Chairman.

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

Liquidity Update

Our results of operations in the third quarter were lower than anticipated. To ensure that we have sufficient near-term liquidity, we are planning certain initiatives to enhance our liquidity and reduce our indebtedness. These initiatives include contemplated dispositions of certain non-core assets that are not necessary to support our ongoing operations and are available for disposition under our debt arrangements. We believe that our cash and cash equivalents, cash provided by operations, availability under our revolving credit facility, and anticipated proceeds from our liquidity initiatives, along with

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

the cost-reduction and capital-discipline initiatives described in our Annual Report, will be sufficient to fund our capital expenditures, satisfy our obligations, and remain in compliance with our existing debt covenants for at least the next 12 months.

The timing, amount and availability of proceeds from our liquidity initiatives are subject to a number of factors, including the negotiation and execution of definitive agreements, applicable approvals and other customary closing conditions. There can be no assurance that these initiatives will be completed on the anticipated terms or within the anticipated timeframe, or that they will generate the anticipated proceeds. The amount and timing of any proceeds may differ materially from our current estimates. If we are unable to complete these initiatives as anticipated, we may need to pursue additional actions to preserve or enhance our liquidity.

The market for our services is cyclical, and if our customers unexpectedly reduce activity levels, the improvement in activity we currently expect beginning in the second quarter of 2027 is delayed, or the pricing of our products and services unexpectedly declines, we may need to take additional actions to improve our liquidity, which may include reducing capital expenditures, selling additional assets or seeking additional sources of capital. There can be no assurance that any such additional liquidity enhancements will be available, or if available, that they will be on terms acceptable to us or our stakeholders.

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

Variable Interest Entity

Through a contractual relationship, we have the power to appoint directors to the board of directors of Flotek. Because we have this power through a contract and not through our direct equity interest in Flotek, Flotek meets the definition of a variable interest entity. Furthermore, we are the primary beneficiary of the VIE due to our ability to appoint four of seven directors to Flotek’s board of directors. Accordingly, we have consolidated the operating results, assets and liabilities of Flotek. The assets of Flotek can only be used to settle its obligations and the creditors of Flotek have no recourse to our assets. Our exposure to Flotek is generally limited to the carrying value of our equity and variable interest. As of September 30, 2026 and December 31, 2025, we owned approximately 51.8% and 50.0%, respectively, of Flotek's outstanding common stock.

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

Our customer base has historically been concentrated. Our business, financial condition and results of operations could be materially adversely affected if one or more of our significant customers ceases to engage us for our services on favorable terms, or at all, or fails to pay, or delays in paying, us significant amounts of our outstanding receivables.

Recently Adopted Accounting Standards

The Company has adopted FASB ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, effective for the fiscal year ending December 31, 2026. This ASU provides a practical expedient for calculating current expected credit losses on accounts receivable and current contract assets, which the Company has also adopted. This practical expedient permits a reporting entity to assume that current

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

conditions as of the balance sheet date remain unchanged over the remaining life of the assets. The adoption of this ASU did not have a material effect on the Company's financial statements.

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

	September 30,
	2026	2025
Cash and cash equivalents	$43.6	$58.0
Restricted cash included in prepaid expenses and other current assets	3.5	—
Total cash, cash equivalents, and restricted cash	$47.1	$58.0

As of September 30, 2026, restricted cash consisted of cash used to support our company credit card obligations.

Inventories

Inventories are comprised of the following:

	September 30, 2026	December 31, 2025
Raw materials and supplies	$11.5	$10.8
Work in process	17.1	12.4
Finished products and parts	166.3	128.1
Total	$194.9	$151.3

Accrued Expenses

Accrued expenses are comprised of the following:

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

	September 30, 2026	December 31, 2025
Employee compensation and benefits	$35.4	$27.9
Sales, use, and property taxes	18.3	16.8
Insurance	15.7	18.2
Interest	9.4	8.2
Income taxes	0.7	0.7
Other	0.9	2.2
Total accrued expenses	$80.4	$74.0

Other Current Liabilities

Other current liabilities are comprised of the following:

	September 30, 2026	December 31, 2025
Accrued supply commitment charges	$12.6	$12.6
Accrued legal contingencies	5.5	5.5
Deferred revenue	4.4	0.8
Tax receivable agreement obligation	4.8	4.6
Other	4.0	5.3
Total other current liabilities	$31.3	$28.8

3. DISPOSITION

In June 2025, we disposed of our EKU Power Drives subsidiary in our Manufacturing Segment. We recorded a loss of $10.5 million in connection with this disposal, which was classified as other income and expense, net on our unaudited condensed consolidated statements of operations. For the nine months ended September 30, 2025, this subsidiary recorded a pretax loss of $4.5 million and a net loss attributable to ProFrac Holding Corp. of $3.3 million. This disposal has not had a major effect on our operations or financial results.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

4. DEBT

Debt is comprised of the following:

	September 30, 2026	December 31, 2025
ProFrac Holding Corp.:
2029 Senior Notes	$534.4	$570.4
2022 ABL Credit Facility	—	69.2
2026 ABL Credit Facility	148.4	—
Equify Notes (1)	5.4	8.3
Finance lease obligations	3.5	4.1
Other	9.5	8.7
ProFrac Holding Corp. principal amount	701.2	660.7
Less: unamortized debt discounts, premiums, and issuance costs	(9.0)	(11.8)
Less: current portion of long-term debt	(99.1)	(94.1)
ProFrac Holding Corp. long-term debt, net	593.1	554.8

Alpine Subsidiary:
Alpine 2023 Term Loan	246.5	320.0
Other	0.6	1.0
Finance lease obligations	1.4	4.1
Alpine principal amount	248.5	325.1
Less: unamortized debt discounts, premiums, and issuance costs	(7.1)	(10.2)
Less: current portion of long-term debt	(1.9)	(48.5)
Alpine long-term debt, net	239.5	266.4

Flotek Subsidiary:
Flotek ABL credit facility	7.9	3.3
Finance lease obligations	0.3	0.4
Flotek Term Loan (2)	75.0	—
Flotek PWRtek Note (1)	—	40.0
Flotek principal amount	83.2	43.7
Less: unamortized debt discounts, premiums, and issuance costs	(5.0)	(0.4)
Less: current portion of long-term debt	(8.1)	(3.5)
Flotek long-term debt, net	70.1	39.8

Other Subsidiaries:
Revolving credit facility	3.2	2.9
Finance lease obligations	6.0	6.2
Other	9.0	9.5
Other subsidiaries principal amount	18.2	18.6
Less: unamortized debt discounts, premiums, and issuance costs	(0.4)	(0.4)
Less: current portion of long-term debt	(3.8)	(3.6)
Other subsidiaries long-term debt, net	14.0	14.6

Consolidated:
Total principal amount	1,051.1	1,048.1
Less: unamortized debt discounts, premiums, and issuance costs	(21.5)	(22.8)
Less: current portion of long-term debt	(112.9)	(149.7)
Total long-term debt, net	$916.7	$875.6
(1)
Related party debt agreements.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

(2)
Related parties hold $12.5 million of this term loan.

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

2026 ABL Credit Facility

On July 1, 2026, ProFrac LLC, ProFrac Holdings II, LLC, as borrower, and certain of the Company’s wholly owned subsidiaries as obligors, entered into a senior secured asset-based revolving credit agreement (the “2026 ABL Credit Facility”), with a group of lenders with Eclipse Business Capital LLC as administrative agent, collateral agent, and swingline lender. The 2026 ABL Credit Facility is scheduled to expire on the earlier of July 1, 2030 or 91 days prior to the stated maturity of certain material indebtedness. Currently, our 2029 Senior Notes meet the definition of material indebtedness under the 2026 ABL Credit Facility and mature in January 2029. Therefore the 2026 ABL Credit Facility currently expires in October 2028.

The 2026 ABL Credit Facility provides for a maximum availability of $300.0 million, and includes an uncommitted accordion feature that permits us to request up to $25.0 million of increased commitments. The maximum availability of credit under the 2026 ABL Credit Facility is limited at any time to the lesser of the lenders’ committed amounts or a borrowing base. The borrowing base is based on percentages of eligible accounts receivable and eligible inventory, which serve as collateral for the 2026 ABL Credit Facility, and is subject to certain reserves. Assets of our Alpine subsidiary are excluded from the borrowing base. If at any time borrowings and letters of credit issued under the credit facility exceed the borrowing base, we will be required to repay an amount equal to such excess.

Borrowings under the 2026 ABL Credit Facility accrue interest at either a SOFR rate (subject to a 2% floor) or a base rate, plus an applicable margin. The applicable margin for SOFR rate loans ranges from 4.0% to 4.5% and for base rate loans ranges from 3.0% to 3.5%. The 2026 ABL Credit Facility bears an unused line fee at an annual rate of 0.5%.

If the amount available under the credit facility is less than the lesser of 15% of our maximum availability or 15% of the borrowing base, and such conditions continue for more than three (3) Business Days, or if certain specified events of default occur, we will be subject to the cash dominion provisions under the agreement until availability exceeds such threshold for twenty consecutive days and no such specified event of default is continuing. If the amount available under the credit facility is less than the lesser of 10% of our maximum availability or 10% of the borrowing base, we will be required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 until availability exceeds such threshold for twenty consecutive days. The credit facility also imposes an annual limit on capital expenditures (as defined in the credit agreement) on our Stimulation Services segment.

The 2026 ABL Credit Facility contains certain customary representations and warranties and affirmative and negative covenants. The negative covenants include, subject to customary exceptions, limitations on indebtedness, dividends, distributions and certain other payments, investments, acquisitions, prepayments of specified junior indebtedness, amendments of specified junior indebtedness, transactions with affiliates, dispositions, mergers and consolidations, liens, restrictive agreements, sale and leaseback transactions, changes in fiscal periods and changes in line of business. The Company was in compliance with all covenants, and there were no existing defaults or events of default related to the 2026 ABL Credit Facility, as of September 30, 2026.

As of September 30, 2026, the maximum availability under the 2026 ABL Credit Facility was limited to our eligible borrowing base of $245.2 million with $148.4 million of borrowings outstanding and $18.1 million of letters of credit outstanding, resulting in approximately $78.7 million of remaining availability.

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

On July 1, 2026, we repaid in full all outstanding obligations under, and terminated, the 2022 ABL Credit Facility in connection with entering into the 2026 ABL Credit Facility. Upon such repayment and termination, all commitments under the 2022 ABL Credit Facility were terminated and all liens securing the obligations thereunder were released.

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

In September 2026, we and the lenders amended the Alpine 2023 Term Loan (the “Alpine Term Loan September 2026 Amendment”) to extend its maturity to February 2030. Below is a discussion of certain terms of the Alpine 2023 Term Loan and the effects of the Alpine Term Loan September 2026 Amendment, if any.

Borrowings under the Alpine 2023 Term Loan accrue interest at either an Adjusted SOFR rate or a base rate, plus an applicable margin of 7.25% per annum with a 3.00% Adjusted SOFR floor. The Adjusted SOFR rate is equal to the applicable Secured Overnight Financing Rate plus 0.11448% per annum. The Alpine Term Loan September 2026 Amendment did not affect these terms. Under the Alpine Term Loan September 2026 Amendment, Alpine has the option to pay interest in kind through an increase in the principal amount of the Alpine 2023 Term Loan with respect to up to 6.75% per annum of the applicable interest rate (approximately 60% of each interest payment at current rates) during the period from September 2026 through August 2027. Alpine elected to pay approximately 60% of its September 2026 interest payment in kind.

Prior to the Alpine Term Loan September 2026 Amendment, the Alpine 2023 Term Loan required minimum quarterly payments including principal payments of $15.0 million on September 30, 2026, and on the last day of each calendar quarter thereafter. Under the terms of the Alpine Term Loan September 2026 Amendment, no amortization is required for the quarters ending September 30, 2026 through March 31, 2028, and amortization payments of $10.0 million are required to be made on June 30, 2028, September 30, 2028 and December 31, 2028, and $15.0 million on the last day of each calendar quarter thereafter. If the 2029 Senior Notes are repaid in full, then amortization payments of $15.0 million will be required on the last day of each calendar quarter following the repayment of our 2029 Senior Notes. Such amortization payment in the calendar quarter that the 2029 Senior Notes are repaid will be prorated based on the number of days in the calendar quarter after the repayment.

The Alpine Term Loan September 2026 Amendment requires an excess cash flow payment to be calculated for each calendar quarter and paid within 50 days of the end of the first three calendar quarters and within 125 days of the end of the fourth calendar quarter. The excess cash flow payment is subject to an excess cash flow formula defined in the Alpine Term Loan September 2026 Amendment. Such excess cash flow payment will not be required unless Alpine's cash and cash equivalents will be at least $5.0 million after giving effect to such payment.

In connection with any voluntary prepayment of the Alpine 2023 Term Loan made after December 31, 2025 through December 27, 2026, Alpine will incur a premium of 2%. This premium declines to 1.0% for voluntary prepayments made after December 27, 2026 through December 27, 2027. The Alpine 2023 Term Loan may be prepaid at par after December 27, 2027. The Alpine Term Loan September 2026 Amendment did not affect these terms.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

The Alpine 2023 Term Loan is guaranteed by ProFrac Holding Corp. and all of Alpine’s subsidiaries. The Alpine 2023 Term Loan is secured by a lien on, and security interest in, substantially all of Alpine’s and its subsidiaries' assets. The Alpine Term Loan September 2026 Amendment did not affect the security for the Alpine 2023 Term Loan, but amended ProFrac Holding Corp.’s guarantee to restrict ProFrac Holding Corp.’s ability to make distributions of cash or other property, subject to customary exceptions and a $1.0 million annual basket.

The Alpine 2023 Term Loan contains a covenant commencing with the fiscal quarter ending March 31, 2028, requiring Alpine not to exceed a maximum Total Net Leverage Ratio (as defined in the Alpine Term Loan Credit Agreement) of 2.00 to 1.00. This ratio is generally the consolidated total debt of Alpine divided by an adjusted EBITDA calculation. The Alpine 2023 Term Loan contains covenants that limit Alpine’s ability to issue additional debt, pay dividends or distributions, sell its assets, or enter into certain other transactions. The Alpine Term Loan September 2026 Amendment did not affect the Total Net Leverage Ratio covenant and tightened certain negative covenants.

In connection with the Alpine Term Loan September 2026 Amendment, (a) certain Wilks Parties purchased $60.0 million in principal amount of Alpine 2023 Term Loans, (b) ProFrac GDM, LLC, an indirect wholly owned subsidiary of the Company, transferred approximately 2.3 million shares of Flotek common stock to such Wilks Parties and (c) Alpine 2023 Term Loan lenders agreed that only such purchased term loans (including any prepayment premium or make-whole amount) were deemed to be repaid in full and cancelled. The remaining Alpine 2023 Term Loans remained outstanding.

Flotek Term Loan

In September 2026, Flotek entered into a senior secured term loan credit agreement (the “Flotek Term Loan Credit Agreement”) that matures in September 2031, with agents and the lenders party thereto, providing for an initial term loan of $75.0 million and delayed draw term loan commitments of $15.0 million, which delayed draw commitments may be increased at lenders’ discretion to $45.0 million (the “Flotek Term Loan”). Flotek used a portion of these proceeds to repay outstanding principal amounts of other existing debt and expects to use the remainder to fund capital expenditures, working capital and general corporate purposes.

Borrowings under the Flotek Term Loan accrue interest at a Term SOFR rate, plus an applicable margin of 6.50% per annum with a 2.50% Term SOFR floor. The Term SOFR rate is equal to the applicable Secured Overnight Financing Rate.

Beginning in October 2028, Flotek is required to repay 0.25% of the aggregate initial principal amount of its term loans in quarterly installments. Beginning in October 2028, the Flotek Term Loan may be voluntarily prepaid without premium or penalty, other than a minimum multiple-on-invested-capital payment (based on a 1.30x multiple, or a blended multiple between 1.30x and 1.20x if delayed draw term loans are funded) that is payable upon any repayment in full of the Flotek Term Loan, whether by voluntary or mandatory prepayment, at maturity or upon acceleration.

The Flotek Term Loan is secured by a lien on, and security interest in, substantially all of Flotek’s assets.

The Flotek Term Loan contains a covenant commencing with the fiscal quarter ending December 31, 2026, requiring Flotek not to exceed a maximum Consolidated Leverage Ratio, defined as consolidated net debt divided by an adjusted EBITDA calculation, of 3.00 to 1.00. The Flotek Term Loan contains covenants that limit Flotek’s ability to issue additional debt, pay dividends or distributions, sell its assets, or enter into certain other transactions.

One of the lenders under the Flotek Term Loan Credit Agreement, PC Energy Credit I, LLC, a related party to the Company controlled by the Wilks Parties, exchanged $12.5 million of the obligations under the Flotek PWRtek Note for an equal amount of Flotek Term Loans.

Flotek was in compliance with all covenants, and there were no existing defaults or events of default related to the Flotek Term Loan as of September 30, 2026.

Flotek PWRtek Note

In September 2026, Flotek repaid in full all outstanding obligations under, and terminated, the Flotek PWRtek Note in connection with entering into the new Flotek Term Loan. Upon such repayment and termination, all commitments under the Flotek PWRtek Note were terminated and all liens securing the obligations thereunder were released.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

Debt Compliance

Both the 2029 Senior Notes and the 2026 ABL Credit Facility contain certain customary representations and warranties and affirmative and negative covenants. As of September 30, 2026, we were in compliance with these covenants and expect to be compliant for at least the next twelve months.

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

Maturities of Debt

As of September 30, 2026, the principal maturity schedule for our debt outstanding is as follows:

	2026	2027	2028	2029	2030	Thereafter	Total
ProFrac Holding Corp.:
2029 Senior Notes	20.3	81.4	81.4	351.3	—	—	534.4
2026 ABL Credit Facility	—	—	148.4	—	—	—	148.4
Equify Notes (1)	2.1	3.3	—	—	—	—	5.4
Finance lease obligations	0.8	2.4	0.3	—	—	—	3.5
Other	3.2	6.3	—	—	—	—	9.5
ProFrac Holding Corp. principal amount	26.4	93.4	230.1	351.3	—	—	701.2

Alpine Subsidiary:
Alpine 2023 Term Loan	—	—	30.0	60.0	156.5	—	246.5
Other	0.1	0.4	0.1	—	—	—	0.6
Finance lease obligations	0.4	1.0	—	—	—	—	1.4
Alpine principal amount	0.5	1.4	30.1	60.0	156.5	—	248.5

Flotek Subsidiary:
Flotek ABL credit facility	—	7.9	—	—	—	—	7.9
Finance lease obligations	0.1	0.2	—	—	—	—	0.3
Flotek Term Loan (2)	—	—	0.4	0.7	0.8	73.1	75.0
Flotek principal amount	0.1	8.1	0.4	0.7	0.8	73.1	83.2

Other Subsidiaries:
Revolving credit facility	3.2	—	—	—	—	—	3.2
Finance lease obligations	0.1	0.3	0.3	0.3	0.4	4.6	6.0
Other	-	0.4	0.5	0.5	0.5	7.1	9.0
Other subsidiaries principal amount	3.3	0.7	0.8	0.8	0.9	11.7	18.2

Total principal amount	$30.3	$103.6	$261.4	$412.8	$158.2	$84.8	$1,051.1

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

(1)
Related party debt agreements
(2)
Related parties hold $12.5 million of this term loan.

5. EQUITY

Transfer of Flotek Common Stock

In connection with the Alpine Term Loan September 2026 Amendment, (a) certain Wilks Parties purchased $60.0 million in principal amount of Alpine 2023 Term Loans, (b) ProFrac GDM, LLC, an indirect wholly owned subsidiary of the Company, transferred approximately 2.3 million shares of Flotek common stock to such Wilks Parties and (c) Alpine 2023 Term Loan lenders agreed that only such purchased term loans (including any prepayment premium or make-whole amount) were deemed to be repaid in full and cancelled. The remaining Alpine 2023 Term Loans remained outstanding. The average transaction price of $26.01 per share was based on the five-day volume-weighted average price of Flotek's common stock prior to closing. After this transaction, the Company is still the primary beneficiary of Flotek and continues to consolidate the operating results, assets and liabilities of Flotek. As such, we recorded the effects of this transaction as an equity transaction.

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

The Preferred Stock holders have the option to convert each Preferred Stock share into shares of our common stock at a conversion ratio. The conversion ratio is defined as the Liquidation Preference as of the date of the conversion divided by the conversion price of $20.00, where such conversion price is subject to adjustment upon the occurrence of specified events set forth under terms of the Preferred Stock. At September 30, 2026, the Preferred Stock was convertible into 3.2 million common shares.

The Preferred Stock is redeemable at the Company's option at any time. The redemption price per share is an amount in cash equal to the Liquidation Preference as of the date of redemption multiplied by 1.15 (“Redemption Amount”). As of September 30, 2026, the Redemption Amount of the Preferred Stock would be $73.0 million.

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

In the accounting for prior business combinations, we recorded off-market contract liabilities. During the three and nine months ended September 30, 2025 we recorded amortization of zero and $7.6 million related to these contract liabilities as revenue. As of December 31, 2025, our off-market contract liabilities amounted to zero.

Performance Obligations

Certain of our Proppant Production contracts contain multiple performance obligations to provide a minimum quantity of proppant products to our customers in future periods. For these contracts, the transaction price is determined by multiplying the minimum quantity by the agreed-upon unit price and we recognize revenue as we satisfy these performance obligations. As of September 30, 2026, the aggregate amount of transaction price allocated to unsatisfied performance obligations was $2.9 million, and we expect to perform these obligations and recognize revenue of $2.9 million in 2026.

We have elected the practical expedient permitting the exclusion of disclosing the value of unsatisfied performance obligations for Stimulation Services and Manufacturing contracts as these contracts have original contract terms of one year or less or we have the right to invoice for services performed.

7. OTHER OPERATING EXPENSE, NET

Other operating expense, net is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Litigation expenses	$1.9	$4.9	$5.3	$9.3
Provision for credit losses, net of recoveries	—	—	—	12.8
Loss on insurance recoveries	—	0.3	—	0.3
Field restructuring costs	—	—	1.6	—
Transaction costs	0.8	1.1	1.2	8.3
Lease termination	—	—	0.2	0.8
Sales and use tax refund	(2.1)	—	(2.1)	—
Severance charges	—	—	—	0.4
Loss on disposal of assets, net	0.4	5.5	2.9	14.1
Total	$1.0	$11.8	$9.1	$46.0

Litigation expenses generally represent legal and professional fees incurred in litigation as well as estimates for loss contingencies with regards to certain vendor disputes and litigation matters. In 2025, these costs primarily represented litigation costs incurred in connection with certain patent infringement lawsuits.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

Sales and use tax refund in 2026 relates to a refund of sales taxes originally paid in prior years.

Field restructuring costs in 2026 relate to the closure of a stimulation services field operations location in Vernal, UT.

The provision for credit losses in 2025 primarily related to a revised estimate of the payments to be received from an insolvent customer.

Transaction costs represent legal and professional fees incurred for strategic initiatives.

Severance charges relate to the departure of certain highly compensated employees.

(Gain) loss on disposal of assets, net consists of gains and losses on the sale of excess property, early equipment disposals and other asset dispositions.

8. INCOME TAXES

We record income taxes for interim periods based on an estimated annual effective tax rate. The estimated annual effective rate is recomputed on a quarterly basis and may fluctuate due to changes in forecasted annual operating income, positive or negative changes to the valuation allowance for net deferred tax assets and changes to actual or forecasted permanent book to tax differences. Our effective tax rate for the nine months ended September 30, 2026 was negative 3.7%, compared with positive 6.7% in the same period in 2025.

For the nine months ended September 30, 2026, the difference between our effective tax rate and the federal statutory rate related to changes in the valuation allowance on our net deferred tax assets.

For the nine months ended September 30, 2025, our income tax provision included a discrete benefit of approximately $12 million from a reduction in Flotek's valuation allowance. Excluding this discrete item, the difference between our effective tax rate and the federal statutory rate related to a permanent book-tax difference on the sale of certain gas conditioning equipment to Flotek and changes in the valuation allowance on our net deferred tax assets.

Because Flotek is not part of our consolidated group for income tax purposes, we do not offset Flotek’s net deferred tax assets from the Company’s net deferred tax liabilities in our unaudited condensed consolidated balance sheets.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

9. EARNINGS PER SHARE

The calculation of earnings per share (“EPS”) for our Class A common stock is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to ProFrac Holding Corp.	$(80.7)	$(100.9)	$(243.9)	$(226.4)
Adjust Series A redeemable convertible preferred stock to its maximum redemption value	(1.5)	(1.3)	(4.2)	(3.9)
Net income (loss) used for basic and diluted earnings per Class A common share	$(82.2)	$(102.2)	$(248.1)	$(230.3)

Denominator:
Weighted average Class A common shares	182.1	170.8	181.7	163.8
Dilutive potential of restricted stock units	—	—	—	—
Weighted average Class A common shares — diluted	182.1	170.8	181.7	163.8

Basic and diluted earnings per Class A common share	$(0.45)	$(0.60)	$(1.37)	$(1.41)

Antidilutive shares:
Common stock equivalents related to Preferred Stock	3.2	2.9	3.1	2.9
Restricted stock units which are antidilutive due to net loss position	—	—	—	—
Total antidilutive shares	3.2	2.9	3.1	2.9

The dilutive potential of restricted stock awards is calculated using the treasury stock method. The dilutive potential of our Preferred Stock is calculated using the if-converted method.

10. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of September 30, 2026, we had purchase commitments of $0.4 million remaining in 2026, $1.4 million in 2027, $1.3 million in 2028, and $0.3 million in 2029.

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

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

11. FAIR VALUE MEASUREMENTS

Recurring Measurements

The Company had no assets or liabilities measured at fair value on a recurring basis as of September 30, 2026, and December 31, 2025.

The following is a reconciliation of our recurring Level 3 fair value measurements for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net asset (liability) balance at beginning of period	$—	$—	$—	$(8.6)
Change in fair value of Level 3 fair value measurements	—	—	—	3.7
Munger liability settled in cash	—	—	—	4.9
Net asset (liability) balance at end of period	$—	$—	$—	$—

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

12. BUSINESS SEGMENTS

The Company's segments are determined as those operations whose results are reviewed regularly by the chief operating decision maker (“CODM”), who is our Executive Chairman and Chief Executive Officer, in deciding how to allocate resources and assess performance. Our CODM manages our business segments primarily by the type of product or services provided. We have four reportable segments which we operate within the United States of America: Stimulation Services, Proppant Production, Manufacturing and Flotek. Amounts in the other category reflect our business activities that are not separately reportable, which includes Livewire Power, LLC (“Livewire”). Livewire enables onsite power generation services for oilfield and non-oilfield customers that require off-grid power solutions.

The CODM assesses the performance of the segments based on segment Adjusted EBITDA, which is defined as our net income (loss) before (i) interest expense, net, (ii) income taxes, (iii) depreciation, depletion and amortization, (iv) acquisition and integration expenses, (v) other operating expense, net, (vi) stock-based compensation, and (vii) other charges, such as gain (loss) on extinguishment of debt, gain (loss) on investments, goodwill impairments, and impairments of long-lived assets.

We account for intersegment transactions as if the transactions were with third parties, that is, at estimated current market prices.

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

Summarized financial information for our reportable segments is as follows:

	Stimulation Services	Proppant Production	Manufacturing	Flotek	Total Reportable Segments
Three Months Ended September 30, 2026:
Revenue
External customers	$421.3	$21.5	$8.9	$56.9	$508.6
Intersegment revenues (1)	—	79.5	44.5	59.8	183.8
Total segment revenue	$421.3	$101.0	$53.4	$116.7	$692.4
Cost of revenues, exclusive of depreciation, depletion, and amortization (2)	358.8	92.9	44.8	86.1
Selling, general and administrative, excluding stock-based compensation	25.4	5.7	3.0	8.8
Other income	—	—	—	—
Segment adjusted EBITDA	$37.1	$2.4	$5.6	$21.8	$66.9
Depreciation, depletion and amortization	75.4	18.3	2.7	0.9	97.3
Investment in property, plant & equipment	34.1	5.0	0.7	2.2	42.0

Three Months Ended September 30, 2025:
Revenue
External customers	$342.7	$20.3	$8.6	$23.0	$394.6
Intersegment revenues (1)	0.2	56.1	39.5	34.4	130.2
Total segment revenue	$342.9	$76.4	$48.1	$57.4	$524.8
Cost of revenues, exclusive of depreciation, depletion, and amortization (2)	301.5	64.1	40.0	38.2
Selling, general and administrative, excluding stock-based compensation	22.5	4.3	4.5	7.8
Other income	(0.7)	—	—	—
Segment adjusted EBITDA	$19.6	$8.0	$3.6	$11.4	$42.6
Depreciation, depletion and amortization	79.6	18.3	2.8	0.4	101.1
Investment in property, plant & equipment	27.2	7.9	1.1	—	36.2

As of September 30, 2026:
Property, plant, and equipment, net	560.0	684.6	36.3	33.2	1,314.1
Total assets	2,743.8	1,058.0	486.6	356.0	4,644.4

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

	Stimulation Services	Proppant Production	Manufacturing	Flotek	Total Reportable Segments
Nine Months Ended September 30, 2026:
Revenue
External customers (3)	$1,257.8	$50.8	$24.7	$118.3	$1,451.6
Intersegment revenues (1)	—	291.1	124.9	172.5	588.5
Total segment revenue	$1,257.8	$341.9	$149.6	$290.8	$2,040.1
Cost of revenues, exclusive of depreciation, depletion, and amortization (2)	1,073.8	311.2	121.5	214.6
Selling, general and administrative, excluding stock-based compensation	75.6	15.5	9.6	24.0
Other income	—	—	—	—
Segment adjusted EBITDA	$108.4	$15.2	$18.5	$52.2	$194.3
Depreciation, depletion and amortization	225.7	55.6	8.3	2.9	292.5
Investment in property, plant & equipment	99.4	13.0	1.0	6.3	119.7

Nine Months Ended September 30, 2025:
Revenue
External customers (3)	$1,298.5	$95.9	$29.8	$72.5	$1,496.7
Intersegment revenues (1)	0.9	125.3	139.9	101.5	367.6
Total segment revenue	$1,299.4	$221.2	$169.7	$174.0	$1,864.3
Cost of revenues, exclusive of depreciation, depletion, and amortization (2)	1,039.5	164.9	138.9	124.3
Selling, general and administrative, excluding stock-based compensation	86.9	15.2	15.9	21.9
Other income	(2.3)	—	—	(0.3)
Segment adjusted EBITDA	$175.3	$41.1	$14.9	$28.1	$259.4
Depreciation, depletion and amortization	244.0	57.2	11.3	1.7	314.2
Investment in property, plant & equipment	112.5	19.4	1.2	7.6	140.7

As of December 31, 2025:
Property, plant, and equipment, net (4)	669.4	725.6	42.7	29.6	1,467.3
Total assets	2,795.6	1,115.8	455.8	266.2	4,633.4

(1)
Flotek recorded revenue of $0.9 million and $8.7 million for the three months ended September 30, 2026 and 2025, respectively, and $4.8 million and $23.9 million for the nine months ended September 30, 2026 and 2025, respectively, related to contract shortfalls because the Stimulation Services segment did not purchase the minimum contractual commitment of chemistry products from Flotek.
(2)
Cost of revenues, exclusive of depreciation, depletion, and amortization, for the Stimulation Services segment included an intercompany supply commitment charge of $0.9 million and $8.7 million for the three months ended September 30, 2026 and 2025, respectively, and $4.8 million and $23.9 million for the nine months ended September 30, 2026 and 2025, respectively, because this segment did not purchase the minimum contractual commitment of chemistry products from Flotek.
(3)
Our Proppant Production segment recognized noncash revenue associated with acquired contract liabilities of zero for each of the three months ended September 30, 2026 and 2025, respectively and zero and $7.6 million for the nine months ended September 30, 2026 and 2025, respectively. Refer to Item 8 "Financial Statements and Supplementary Data" in our Annual Report for information about our acquired contract liabilities.
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

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

The following table reconciles total revenues for reportable segments to consolidated revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Total for reportable segments	$692.4	$524.8	$2,040.1	$1,864.3
Reconciling items:
All other revenues	4.0	3.4	10.5	14.0
Elimination of intersegment revenues	(185.3)	(125.1)	(591.8)	(373.0)
Total consolidated revenues	$511.1	$403.1	$1,458.8	$1,505.3

The following table reconciles total Adjusted EBITDA for reportable segments to consolidated loss before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total adjusted EBITDA for reportable segments	$66.9	$42.6	$194.3	$259.4
Reconciling items:
All other adjusted EBITDA	1.1	0.6	1.4	—
Elimination of intersegment profit	(2.6)	(2.3)	(6.9)	(10.4)
Interest expense, net	(33.4)	(34.5)	(99.4)	(105.5)
Depreciation, depletion and amortization	(96.7)	(103.0)	(290.8)	(313.7)
Acquisition and integration costs	—	—	—	(0.2)
Other operating expense, net	(1.0)	(11.8)	(9.1)	(46.0)
Stock-based compensation (1)	(2.1)	(4.2)	(7.6)	(7.3)
Loss on extinguishment of debt	(3.2)	—	(3.2)	—
Loss on investments, net	—	—	—	(6.8)
Loss before income taxes	$(71.0)	$(112.6)	$(221.3)	$(230.5)
(1)
Stock-based compensation is reported in “Selling, general and administrative” in the unaudited condensed consolidated statements of operations and is not allocated to the segments.

The following table reconciles depreciation, depletion and amortization for reportable segments to the consolidated amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation, depletion and amortization
Total for reportable segments	$97.3	$101.1	$292.5	$314.2
Reconciling items:
All other	0.8	1.1	2.4	1.1
Eliminations	(1.4)	0.8	(4.1)	(1.6)
Total consolidated depreciation, depletion and amortization	$96.7	$103.0	$290.8	$313.7

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

The following table reconciles investment in property, plant, and equipment for reportable segments to the consolidated amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment in property, plant, and equipment
Total for reportable segments	$42.0	$36.2	$119.7	$140.7
Reconciling items:
All other	—	—	—	3.0
Eliminations	(2.3)	1.8	(7.6)	(10.4)
Total consolidated investment in property, plant & equipment	$39.7	$38.0	$112.1	$133.3

The following table reconciles property, plant, and equipment, net to consolidated amounts:

	September 30, 2026	December 31, 2025
Property, plant, and equipment, net
Total for reportable segments	$1,314.1	$1,467.3
Reconciling items:
All other	8.1	10.4
Eliminations	(17.0)	(13.4)
Total consolidated property, plant, and equipment, net	$1,305.2	$1,464.3

The following table reconciles total assets to consolidated amounts:

	September 30, 2026	December 31, 2025
Total assets
Total for reportable segments	$4,644.4	$4,633.4
Reconciling items:
All other	31.2	37.0
Eliminations	(2,181.7)	(2,097.3)
Total consolidated assets	$2,493.9	$2,573.1

13. RELATED PARTY TRANSACTIONS

In the normal course of business, we have entered into transactions with related parties where the Wilks Parties hold a controlling financial interest. For the three and nine months ended September 30, 2026 and 2025, the Company had related party transactions with the following related party entities:

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

The following table summarizes revenue from related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Flying A	$0.7	$1.3	$1.9	$6.3
Total	$0.7	$1.3	$1.9	$6.3

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

The following table summarizes expenditures with related parties. The amounts for Logistix IQ for the three and nine months ended September 30, 2025 have been revised from amounts previously reported. This revision had no other effect on our previously issued unaudited condensed consolidated financial statements for these periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Logistix IQ	$41.6	$31.1	$130.0	$104.3
Flying A	1.2	0.6	4.1	1.5
Wilks Brothers	1.8	2.2	5.4	6.2
Related Lessors	3.7	3.8	10.6	11.4
Wilks Construction	—	5.0	—	8.8
Wilks Earthworks	7.1	8.7	18.5	21.1
PC Energy	31.4	—	31.4	—
Equify Financial	3.6	4.4	12.3	13.6
Carbo	0.2	0.5	1.2	1.3
Total	$90.6	$56.3	$213.5	$168.2

The following table summarizes accounts receivable–related party:

	September 30, 2026	December 31, 2025
Flying A	$4.9	$18.8
Wilks Construction	0.8	0.8
Interstate	0.3	0.3
Total	$6.0	$19.9

The following table summarizes accounts payable–related party:

	September 30, 2026	December 31, 2025
Logistix IQ	$26.5	$27.6
Wilks Brothers (1)	2.0	5.5
Wilks Earthworks	6.7	5.2
Related Lessors	0.1	0.1
Equify Financial	1.0	—
Flying A	4.9	2.8
Carbo	0.1	1.0
Total	$41.3	$42.2
(1)
In 2025 the Company and Wilks Brothers agreed to settle the second, third and fourth quarter of 2025 management fee payments in shares of common stock under a service agreement. Approximately $5.0 million of the December 31, 2025 accounts payable balance was settled with 1.1 million shares of common stock that we issued in the second quarter of 2026.

In June 2023 and January 2024, we arranged to sell certain surplus equipment and inventory components and to assign certain pre-orders for equipment to Flying A, at prices which are consistent with fair market value, for a total consideration of $36.3 million and $8.4 million, respectively. We delivered $0.8 million, $2.4 million, $12.6 million and $28.9 million of these components to Flying A in 2026, 2025, 2024 and 2023, respectively. We accounted for the unapplied proceeds from these transactions as related party deposits presented as "Other current liabilities - related party" in our unaudited condensed consolidated balance sheets. As of September 30, 2026, all product had been delivered to Flying A.

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

ProFrac Holding Corp.

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

(Amounts in millions, except per share amounts, or where otherwise noted)

In September 2026 and in connection with the Alpine Term Loan September 2026 Amendment, (a) certain Wilks Parties purchased $60.0 million in principal amount of Alpine 2023 Term Loans, (b) ProFrac GDM, LLC, an indirect wholly owned subsidiary of the Company, transferred approximately 2.3 million shares of Flotek common stock to such Wilks Parties and (c) Alpine 2023 Term Loan lenders agreed that only such purchased term loans (including any prepayment premium or make-whole amount) were deemed to be repaid in full and cancelled. The remaining Alpine 2023 Term Loans remained outstanding.

In September 2026, the Company and Wilks Brothers agreed to amend the management services agreement. This amendment allows for the Wilks Brothers to elect on a quarterly basis to receive payment of the management fee in cash or in shares of common stock. If the Wilks Brothers elect to be paid in cash, the payment will be deferred until the 2023 Alpine Term Loan has been fully repaid unless the Wilks Brothers elect to offset some or all of the deferred payment against the Company's accounts receivable from Wilks Brothers or other related entities.

In September 2026 and in connection with the new Flotek Term Loan, PC Energy Credit I, LLC exchanged $12.5 million of the obligations under the Flotek PWRtek Note for an equal amount of Flotek Term Loans.

In September 2025, we sold certain nonessential assets originally acquired from AST to Flying A in exchange for cash consideration of $3.4 million. The cash consideration received was $0.9 million greater than the carrying value of these assets. Because this sale was to an affiliate under common control, we accounted for the $0.9 million as an equity transaction recorded as a deemed contribution within our unaudited condensed consolidated statements of changes in equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included in this Quarterly Report, as well as our Annual Report.

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

Summary Financial Results

•
Total revenue for the three months and nine months ended September 30, 2026 was $511.1 million and $1,458.8 million, respectively, which represented an increase of $108.0 million and a decrease of $46.5 million, respectively, from the same periods in 2025.
•
Net loss attributable to ProFrac Holding Corp. for the three months and nine months ended September 30, 2026 was $80.7 million and $243.9 million, respectively, which represented a decrease of net loss of $20.2 million and an increase of net loss of $17.5 million, respectively, from the same periods in 2025.
•
Cash provided by operating activities for the nine months ended September 30, 2026, was $83.3 million, a decrease of $56.7 million from the same period in 2025.
•
Total principal amount of long-term debt was $1,051.1 million at September 30, 2026, an increase of $3.0 million from December 31, 2025.

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

In September 2026, we amended the Alpine 2023 Term Loan to extend its maturity to February 2030 and to defer the timing of required principal repayments. See “Note 4. Debt” in the notes to our unaudited condensed consolidated financial statements for more information regarding the amendment to the Alpine 2023 Term Loan. In addition, (a) certain Wilks Parties purchased $60.0 million in principal amount of Alpine 2023 Term Loans, (b) ProFrac GDM, LLC, an indirect wholly owned subsidiary of the Company, transferred approximately 2.3 million shares of Flotek common stock to such Wilks Parties and (c) Alpine 2023 Term Loan lenders agreed that only such purchased term loans (including any prepayment premium or make-whole amount) were deemed to be repaid in full and cancelled. The remaining Alpine 2023 Term Loans remained outstanding.

In September 2026, Flotek entered into a senior secured term loan credit agreement that matures in September 2031, providing for an initial term loan of $75.0 million. Flotek used a portion of these proceeds to repay in full all outstanding obligations under, and terminated, the Flotek PWRtek Note. Flotek expects to use the remaining proceeds to fund capital expenditures, working capital and general corporate purposes.

Recent Trends and Outlook

Our business depends on the willingness of E&P companies to make expenditures to explore for, develop, and produce oil and natural gas in the United States. The willingness of E&P companies to undertake these activities is predominantly influenced by current and expected future prices for oil and natural gas as well as E&P spending to drill and complete wells. West Texas Intermediate oil prices were volatile late in the second quarter and have recently increased on continued geopolitical disruptions coupled with historically low U.S. Strategic Petroleum Reserves. Henry Hub natural gas prices have generally settled between $2.52 and $3.34 per MMBtu from the beginning of the third quarter through October 27, 2026. Natural gas demand is anticipated to increase due to LNG exports in addition to the build out of AI-focused domestic power generation to support scaled data center compute capabilities.

We experienced increased pricing for our Stimulation Services business in the third quarter of 2026, compared to the second quarter of 2026. We have observed increased customer demand for hydraulic fracturing equipment that can operate with fuel other than diesel as well as a reduced supply of this equipment due to industry attrition, equipment cannibalization and lower capital investment. Despite uneven activity in the third quarter, due to unanticipated white space and downtime, fourth quarter utilization has improved and is expected to remain relatively consistent including customary year-end seasonality. We remain constructive on supply and demand fundamentals and pricing as we look ahead to 2027.

We actively monitor the effects of inflation and tariffs on our business; however, the effects of tariffs on our business remain uncertain at this time. We have experienced inflationary pressure on hydraulic fracturing materials, such as proppant and chemistry, lubricants, fuel, and labor, in addition to logistics and trucking, with less pronounced increases on capital equipment and components.

Results of Operations

Revenues

Revenues by reportable segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Stimulation services	$421.3	$342.9	$1,257.8	$1,299.4
Proppant production	101.0	76.4	341.9	221.2
Manufacturing	53.4	48.1	149.6	169.7
Flotek	116.7	57.4	290.8	174.0
Other	4.0	3.4	10.5	14.0
Eliminations	(185.3)	(125.1)	(591.8)	(373.0)
Total revenues	$511.1	$403.1	$1,458.8	$1,505.3

Stimulation Services. Stimulation Services revenues for the three and nine months ended September 30, 2026 increased $78.4 million and decreased $41.6 million, or 23% and 3%, respectively, from the same periods in 2025. The increase for the third quarter compared to the same period in 2025 was due to an increase in proppant and chemistry volumes and pricing as well as higher average pricing for our services, which was partially offset by a decrease in average active fleets. The decrease for the first nine months of 2026 compared to the same period in 2025 was due to decreased average active fleets and lower average pricing for our services in the first six months of the period, which was partially offset by the increases discussed above in the third quarter.

Proppant Production. Proppant Production revenues for the three and nine months ended September 30, 2026 increased $24.6 million and $120.7 million, or 32% and 55%, respectively, from the same periods in 2025. The increase was primarily due to higher average pricing for our proppant in 2026 compared to the same periods last year, which was due to a shift in intercompany sales mix from mine-gate pricing to wellsite pricing that began in the second quarter of 2025.

Additionally, revenue recognized for the amortization of acquired off-market contracts for the three and nine months ended September 30, 2026 was zero, compared to zero and $7.6 million in the same periods in 2025. Refer to Item 8 "Financial Statements and Supplementary Data" in our Annual Report for information about our acquired contract liabilities. During the three and nine months ended September 30, 2026, approximately 79% and 85%, respectively, of the Proppant Production segment's revenues were intercompany, compared with 73% and 57% in the same periods in 2025.

Manufacturing. Manufacturing revenues for the three and nine months ended September 30, 2026 increased by $5.3 million and decreased by $20.1 million, or 11% and 12% respectively from the same periods in 2025. These changes were due to the changes in intercompany demand for manufacturing products. During both the three and nine months ended September 30, 2026, approximately 83% of the Manufacturing segment's revenues were intercompany, compared with 82% in the same periods in 2025.

Flotek. Flotek revenues for the three and nine months ended September 30, 2026 increased by $59.3 million and $116.8 million, or 103% and 67%, from the same periods in 2025. The increases were primarily due to increased volumes of intercompany sales to the Stimulation Services segment and increased sales to external customers. Flotek recorded contract shortfall revenue for the three and nine months ended September 30, 2026 of $0.9 million and $4.8 million, compared to $8.7 million and $23.9 million in the same periods in 2025, related to contract shortfalls with the Stimulation Services segment. During the three and nine months ended September 30, 2026, approximately 51% and 59% of Flotek revenues were intercompany, compared with 60% and 58% in the same periods in 2025.

Other. Other revenues for the three and nine months ended September 30, 2026 increased by $0.6 million and decreased by $3.5 million from the same periods in 2025. These changes were due to changes in intercompany sales for Livewire. During both the three and nine months ended September 30, 2026, 100% of other revenues were intercompany, compared with 100% and 99% in the same periods in 2025.

Cost of Revenues

Cost of revenues by reportable segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenues, exclusive of depreciation, depletion, and amortization:
Stimulation services	$358.8	$301.5	$1,073.8	$1,039.5
Proppant production	92.9	64.1	311.2	164.9
Manufacturing	44.8	40.0	121.5	138.9
Flotek	86.1	38.2	214.6	124.3
Other	2.9	3.1	9.1	13.2
Eliminations	(182.7)	(122.8)	(584.9)	(362.6)
Total cost of revenues, exclusive of depreciation, depletion, and amortization	$402.8	$324.1	$1,145.3	$1,118.2

Stimulation Services. Stimulation Services cost of revenues for the three and nine months ended September 30, 2026 increased by $57.3 million and $34.3 million, or 19% and 3%, respectively, from the same periods in 2025. These increases were due to an increase in proppant and chemistry volumes and pricing. The increase for the first nine months of 2026 was partially offset by a decrease in average active fleets in 2026 compared to the same period last year. Cost of revenues for this segment included intercompany supply commitment charges of $0.9 million and $8.7 million for the three months ended September 30, 2026 and 2025, respectively, and $4.8 million and $23.9 million for the nine months ended September 30, 2026 and 2025, respectively, because the Stimulation Services segment did not purchase the minimum contractual commitment of chemistry products from Flotek.

Proppant Production. Proppant Production cost of revenues for the three and nine months ended September 30, 2026 increased by $28.8 million and $146.3 million, or 45% and 89%, respectively, from the same periods in 2025. These increases were primarily due to increased costs to support the shift in intercompany sales mix from mine-gate pricing to wellsite pricing, which began in the second quarter of 2025. Additionally, costs of revenues also increased due to a mix shift towards brokered volumes in 2026.

Manufacturing. Manufacturing cost of revenues for the three and nine months ended September 30, 2026 increased by $4.8 million and decreased by $17.4 million, or 12% and 13%, respectively, from the same periods in 2025. These changes were due to changes in the volumes of products sold to intercompany customers in 2026.

Flotek. Flotek cost of revenues for the three and nine months ended September 30, 2026 increased by $47.9 million and $90.3 million, or 125% and 73%, respectively, from the same periods in 2025. These increases were primarily due to increased volumes of intercompany sales and sales to external customers.

Other. Other cost of revenues for the three and nine months ended September 30, 2026 decreased by $0.2 million and $4.1 million, or 6% and 31%, respectively, from the same periods in 2025. The decrease was due to lower intercompany sales for Livewire.

Selling, General and Administrative

Selling, general and administrative expenses are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Selling, general and administrative:
Selling, general and administrative, excluding stock-based compensation	$42.9	$38.8	$124.7	$140.7
Stock-based compensation	2.1	4.2	7.6	7.3
Total selling, general and administrative	$45.0	$43.0	$132.3	$148.0

Selling, general and administrative expenses for the three and nine months ended September 30, 2026 increased by $2.0 million and decreased by $15.7 million, or 5% and 11%, respectively, from the same periods in 2025. The decrease for the first nine months of 2026 was primarily due to lower labor and non-labor costs resulting from cost control measures. Additionally, management fees of $3.5 million owed to Wilks Brothers, LLC was reclassified to stock-based compensation expense in the third quarter of 2025 as a result of an agreement to settle certain management fee payments by issuing common stock.

Depreciation, Depletion, and Amortization

Depreciation, depletion, and amortization for the three and nine months ended September 30, 2026 decreased by $6.3 million and $22.9 million, respectively, from the same periods in 2025 due to certain assets becoming fully depreciated.

Other Operating Expense, Net

The following table summarizes our other operating expenses, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Litigation expenses	$1.9	$4.9	$5.3	$9.3
Provision for credit losses, net of recoveries	—	—	—	12.8
Loss on insurance recoveries	—	0.3	—	0.3
Field restructuring costs	—	—	1.6	—
Transaction costs	0.8	1.1	1.2	8.3
Lease termination	—	—	0.2	0.8
Sales and use tax refund	(2.1)	—	(2.1)	—
Severance charges	—	—	—	0.4
Loss on disposal of assets, net	0.4	5.5	2.9	14.1
Total	$1.0	$11.8	$9.1	$46.0

Litigation expenses generally represent legal and professional fees incurred in litigation as well as estimates for loss contingencies with regards to certain vendor disputes and litigation matters. In 2025, these costs primarily represented litigation costs incurred in connection with certain patent infringement lawsuits.

Sales and use tax refund in 2026 relates to a refund of sales taxes originally paid in prior years.

Field restructuring costs in 2026 relate to the closure of a stimulation services field operations location in Vernal, UT.

The provision for credit losses in 2025 primarily related to a revised estimate of the payments to be received from an insolvent customer.

Transaction costs represent legal and professional fees incurred for strategic initiatives.

Severance charges relate to the departure of certain highly compensated employees.

(Gain) loss on disposal of assets, net consists of gains and losses on the sale of excess property, early equipment disposals and other asset dispositions.

Interest Expense, Net

Interest expense, net of interest income, for the three and nine months ended September 30, 2026 was $33.4 million and $99.4 million, respectively, compared to $34.5 million and $105.5 million in the same periods in 2025. These decreases were due to lower average outstanding debt balances and interest rates in 2026.

Loss on Extinguishment of Debt

For the three and nine months ended September 30, 2026, we recognized a $3.2 million loss on extinguishment of debt primarily related to the termination of our 2022 ABL Credit Facility.

Other Expense, Net

For the nine months ended September 30, 2025, we recognized other expense, net of $4.2 million. This amount was primarily due to a $10.5 million loss on disposal of EKU Power Drives in the second quarter of 2025, which was partially offset by a decrease in the fair value of our Munger make-whole provision in the first quarter of 2025.

Income Taxes

Income tax expense was $8.2 million and income tax benefit was $15.5 million for the nine months ended September 30, 2026 and 2025, respectively. Our effective tax rate for the nine months ended September 30, 2026 was negative 3.7%, compared with positive 6.7% in the same period in 2025.

For the nine months ended September 30, 2026, the difference between our effective tax rate and the federal statutory rate related to changes in the valuation allowance on our net deferred tax assets.

For the nine months ended September 30, 2025, our income tax provision included a discrete benefit of approximately $12 million from a reduction in Flotek's valuation allowance. Excluding this discrete item, the difference between our effective tax rate and the federal statutory rate related to a permanent book-tax difference on the sale of certain gas conditioning equipment to Flotek and changes in the valuation allowance on our net deferred tax assets.

Liquidity and Capital Resources

Sources of Liquidity

Historically, our primary sources of liquidity are cash flows from operations and availability under our revolving credit facility. Additional sources of liquidity in 2026 have included the issuance of $25.0 million of 2029 Senior Notes in the first quarter of 2026 and a new $300.0 million revolving credit facility, entered into in July 2026, that replaced our existing revolving credit facility and eliminated the $45.0 million minimum availability covenant under that facility, as discussed further below. In addition, in September 2026 we reduced the outstanding principal amount of the Alpine 2023 Term Loan by $60.0 million through a non-cash exchange of shares of Flotek common stock held by us, as described under “—2026 Developments” above.

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

Our Alpine 2023 Term Loan requires us to segregate collateral associated with Alpine and limits our ability to use Alpine's cash or assets to satisfy our obligations or the obligations of our other subsidiaries. We have limited ability to provide Alpine with liquidity to satisfy its obligations. Under the Alpine Term Loan September 2026 Amendment, Alpine may elect to pay a portion of its interest in kind through August 2027, scheduled amortization payments were eliminated for the quarters ending

September 30, 2026 through March 31, 2028, and Alpine is required to make quarterly excess cash flow payments. The Alpine Term Loan September 2026 Amendment also amended ProFrac Holding Corp.’s guarantee of the Alpine 2023 Term Loan to restrict ProFrac Holding Corp.’s ability to make distributions of cash or other property, subject to customary exceptions and a $1.0 million annual basket. Refer to our Annual Report and "Note 4. Debt" in the notes to our unaudited condensed consolidated financial statements for more information regarding the Alpine 2023 Term Loan.

On July 1, 2026, we entered into a new credit agreement with Eclipse Business Capital LLC, as agent, collateral agent, swingline lender, lead arranger and bookrunner, providing for a $300 million asset-based revolving credit facility, which refinanced and replaced our 2022 ABL Credit Facility. See “Note 4. Debt” in the notes to our unaudited condensed consolidated financial statements for more information regarding our new revolving credit facility. At September 30, 2026, we had $18.6 million of cash and cash equivalents, excluding Flotek, and $78.7 million available for borrowings under our revolving credit facility, which resulted in a total liquidity position of $97.3 million.

We believe that our cash and cash equivalents, cash provided by operations, availability under our revolving credit facility, and anticipated proceeds from certain planned liquidity initiatives, along with the cost-reduction and capital-discipline initiatives described in our Annual Report, will be sufficient to fund our capital expenditures, satisfy our obligations, and remain in compliance with our existing debt covenants for at least the next 12 months These initiatives include contemplated dispositions of certain non-core assets that are not necessary to support our ongoing operations and are available for disposition under our debt arrangements in each case intended to enhance our liquidity and reduce indebtedness.

The timing, amount and availability of proceeds from these initiatives are subject to a number of factors, including the negotiation and execution of definitive agreements, applicable approvals and other customary closing conditions. There can be no assurance that these initiatives will be completed on the anticipated terms or within the anticipated timeframe, or that they will generate the anticipated proceeds. The amount and timing of any proceeds may differ materially from our current estimates. If we are unable to complete these initiatives as anticipated, we may need to pursue additional actions to preserve or enhance our liquidity.

The market for our services is cyclical, and if our customers unexpectedly reduce activity levels, the improvement in activity we currently expect beginning in the second quarter of 2027 is delayed, or the pricing of our products and services unexpectedly declines, we may need to take additional actions to improve our liquidity, which may include reducing capital expenditures, selling additional assets or seeking additional sources of capital. There can be no assurance that any such additional liquidity enhancements will be available, or if available, that they will be on terms acceptable to us or our stakeholders.

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

Cash Flows

Cash flows provided by (used in) each type of activity were as follows:

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$83.3	$140.0
Investing activities	(102.9)	(128.0)
Financing activities	43.8	31.2
Net change in cash, cash equivalents, and restricted cash	$24.2	$43.2

Operating Activities. Net cash provided by operating activities was $83.3 million and $140.0 million for the nine months ended September 30, 2026 and 2025, respectively. Cash flows from operating activities consist of net income or loss adjusted for non-cash items and changes in net working capital. Net income or loss adjusted for non-cash items for the nine months ended September 30, 2026 resulted in a cash increase of $88.6 million compared with a cash increase of $124.5 million in the same period of 2025. This change was primarily due to lower earnings in 2026. Changes in net working capital for the nine months ended September 30, 2026 resulted in a cash decrease of $5.3 million compared with a cash increase of $15.5 million in the same period in 2025.

Investing Activities. Net cash used in investing activities was $102.9 million and $128.0 million for the nine months ended September 30, 2026 and 2025, respectively. This change was primarily due to decreased capital expenditures in 2026.

Financing Activities. Net cash provided by financing activities was $43.8 million and $31.2 million for the nine months ended September 30, 2026 and 2025, respectively. In 2026 cash borrowed net of debt repayments was $44.7 million. In addition, we recorded a non-cash financing transaction whereby we transferred $60.0 million of Flotek common stock in exchange for $60.0 million of debt principal reduction. In 2025 debt repayments net of cash borrowed was $46.1 million, which was offset by $79.0 million of net proceeds from the issuance of our common stock.

Cash Requirements

Our material cash requirements have consisted of, and we anticipate will continue to consist of the following:

•
debt service obligations, including interest and principal;
•
capital expenditures;
•
purchase commitments;
•
tax receivable agreement payments; and
•
acquisitions of strategic businesses.

Debt Service Obligations

As of September 30, 2026 we had $1,051.1 million in aggregate principal amount of long-term debt outstanding, with $112.9 million due over the next twelve months. In September 2026, we amended the Alpine 2023 Term Loan to extend its maturity to February 2030 and defer the timing of required principal repayments. See “Note 4. Debt” in the notes to our unaudited condensed consolidated financial statements for more information regarding the amendment to the Alpine 2023 Term Loan. For additional information about our long-term debt, see "Note 4. Debt" in the notes to our unaudited condensed consolidated financial statements and Item 8 "Financial Statements and Supplementary Data" in our Annual Report.

Both the 2029 Senior Notes and our revolving credit facility contain certain customary representations and warranties and affirmative and negative covenants. As of September 30, 2026, we were in compliance with these covenants and expect to be compliant for at least the next twelve months.

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

During the nine months ended September 30, 2026 our capital expenditures were $112.1 million, consisting of maintenance capital expenditures for our hydraulic fracturing fleet, upgrades to legacy pumps, expenditures to maintain efficient operations at our sand mines, and investments in next generation technology.

For the full year of 2026, we estimate capital expenditures will range from $160 million to $180 million, which includes upgrades to our hydraulic fracturing fleet, investments in next generation technology and sand mine improvements.

We continually evaluate our capital expenditures and the amount that we ultimately spend will depend on a number of factors, including our liquidity position, customer demand for fleets, and expected industry activity levels.

Purchase Commitments

As of September 30, 2026, we had purchase commitments of $0.4 million in 2026, $1.4 million in 2027, $1.3 million in 2028, and $0.3 million in 2029.

Tax Receivable Agreement

As of September 30, 2026 we have $86.7 million of estimated tax receivable agreement obligations, with an estimated $4.8 million coming due over the next twelve months. This obligation will generally be paid under the tax receivable agreement as the Company realizes actual cash tax savings from the tax benefits covered by the tax receivable agreement in future tax years. We do not expect a significant increase in the estimate of this liability in future periods. For additional information about our tax receivable agreement, please see Item 8 "Financial Statements and Supplementary Data" in our Annual Report.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2026, we held no derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks. We are subject to interest rate risk on our variable-rate debt. A 1% increase in interest rates on our variable-rate debt as of September 30, 2026, would increase the annual interest payments for this debt by approximately $10.0 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Executive Chairman and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

Please refer to the information in "Note 10. Commitments and Contingencies" included in the notes to unaudited condensed consolidated financial statements contained herein.

ITEM 1A. RISK FACTORS

Our use of artificial intelligence and other emerging technologies could expose us to operational, cybersecurity, legal and regulatory risks.

We use artificial intelligence, including generative artificial intelligence and other automated tools, in connection with various aspects of our business, including to gather information, analyze data and assist with business and operational activities. Our use of these technologies may involve confidential, proprietary, personal or other sensitive information relating to us, our customers, suppliers, employees or other third parties. These technologies may produce inaccurate, incomplete, biased or otherwise unreliable results, and information provided to or generated by them could be inadvertently disclosed, accessed by unauthorized persons, retained or used by third-party service providers in ways inconsistent with our expectations, or otherwise compromised. As our reliance on these technologies increases, errors, limitations, disruptions or failures in artificial intelligence systems, or inappropriate reliance on their outputs, could affect our ability to make timely and accurate business, operational or financial decisions.

Our use of artificial intelligence may also expose us to risks relating to cybersecurity, privacy, data protection, intellectual property, confidentiality, contractual obligations and an evolving legal and regulatory environment. We may not always identify or prevent inappropriate use by personnel or third-party service providers, and our policies, procedures and safeguards may not operate as intended or may be insufficient. Any of these circumstances could result in unauthorized disclosure of sensitive information, errors in decisions, breaches of legal or contractual obligations, litigation, regulatory investigations or enforcement actions, reputational harm or other adverse consequences that could materially adversely affect our business, results of operations or financial condition.

There have been no other material changes in the significant risk factors that may affect our business, results of operations or liquidity as described in Item 1A "Risk Factors" in our Annual Report.

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

ITEM 5. OTHER INFORMATION

Securities Trading Plans

During the three months ended September 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

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

10.1*

Amendment No. 5 to Credit Agreement and Amendment No. 2 to Guarantee Agreement, dated as of September 11, 2026, by and among Alpine Holding II, LLC, PF Proppant Holding, LLC, the subsidiary guarantor parties thereto, ProFrac Holding Corp., the several lenders thereto, and CLMG Corp. as the agent and collateral agent.

10.2

Flotek Share Transfer Agreement, dated as of September 11, 2026, by and between ProFrac GDM, LLC and THRC Holdings, LP (incorporated by reference to Exhibit 10.1 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on September 16, 2026).

10.3

Flotek Share Transfer Agreement, dated as of September 11, 2026, by and between ProFrac GDM, LLC and Farris C. Wilks (incorporated by reference to Exhibit 10.2 to ProFrac Holding Corp.’s Current Report on Form 8-K filed with the SEC on September 16, 2026).

10.4*	Second Letter Agreement to Shared Services Agreement, dated September 11, 2026, by and between ProFrac Holdings II, LLC and Wilks Brothers, LLC.
10.5

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

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95*	Mine Safety Disclosure Exhibit.
101.INS*	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

** Furnished herewith.

# Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 5, 2026.

ProFrac Holding Corp.

By:	/s/ Matthew D. Wilks
Matthew D. Wilks
Executive Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Austin Harbour
Austin Harbour
Chief Financial Officer (Principal Financial Officer)